Form 10-Q
period 2021-03-31
One Equity Partners Open Water I Corp.
filed 2021-06-22
CIK 1824677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

ONE EQUITY PARTNERS OPEN WATER I CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-39922	85-2827264
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

c/o OEP Open Water I Holdings LLC 510 Madison Avenue, 19th Floor New York, New York (Address Of Principal Executive Offices)	10022 (Zip Code)

(212) 277-1500
Registrant’s telephone number, including area code

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A common share, $0.0001 par value, and one-fifth of one redeemable warrant	OEPW.U	Nasdaq Capital Market
Class A common shares included as part of the units	OEPW	Nasdaq Capital Market
Redeemable warrants included as part of the units	OEPW W	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	⌧	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

As of June 22, 2021, 34,500,000 Class A common stock, par value $0.0001 per share, and 8,625,000 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

ONE EQUITY PARTNERS OPEN WATER I CORP.

Form 10-Q

For the Quarter Ended March 31, 2021

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE EQUITY PARTNERS OPEN WATER I CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,043,289	$54,640
Prepaid expenses	1,153,770	—
Total current assets	2,197,059	54,640
Deferred offering costs	—	326,573
Investments held in Trust Account	345,019,360	—
Total Assets	$347,216,419	$381,213

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$365,000	$—
Accrued expenses	26,500	252,320
Franchise tax payable	50,971	2,702
Note payable - related party	—	107,400
Total current liabilities	442,471	362,422
Derivative warrant liabilities	12,453,820	—
Deferred underwriting commissions	12,075,000	—
Total Liabilities	24,971,291	362,422

Commitments and Contingencies

Class A common stock, $0.0001 par value; 31,724,512 shares subject to possible redemption at $10.00 per share	317,245,120	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 2,775,488 shares issued and outstanding (excluding 31,724,512 shares subject to possible redemption) at March 31, 2021	277	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	24,137
Retained earnings (accumulated deficit)	4,998,868	(6,209)
Total stockholders’ equity	5,000,008	18,791
Total Liabilities and Stockholders’ Equity	$347,216,419	$381,213

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

CONDENSED STATEMENT OF OPERATIONS

For The Three Months Ended March 31, 2021 (Unaudited)

General and administrative expenses	$94,569
General and administrative expenses - related party	15,000
Franchise tax expense	48,269
Loss from operations	(157,838)
Other income (expense)
Offering costs associated with derivative warrant liabilities	(1,011,102)
Change in fair value of derivative warrant liabilities	14,462,930
Income from investments held in Trust Account	19,360
Net income	$13,313,350

Weighted average shares outstanding of Class A common stock	34,500,000
Basic and diluted net income per share, Class A	$0.00
Weighted average shares outstanding of Class B common stock	8,312,500
Basic and diluted net income per share, Class B	$1.60

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2021 (Unaudited)

						Retained
	Common Stock					Earnings	Total
	Class A		Class B		Additional Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — December 31, 2020	—	$—	8,625,000	$863	$24,137	$(6,209)	$18,791
Sale of units in initial public offering, less derivative warrant liabilities, gross	34,500,000	3,450	—	—	327,516,550	—	327,520,000
Offering costs	—	—	—	—	(18,607,013)	—	(18,607,013)
Common stock subject to possible redemption	(31,724,512)	(3,173)	—	—	(308,933,674)	(8,308,273)	(317,245,120)
Net income	—	—	—	—	—	13,313,350	13,313,350
Balance - March 31, 2021 (Unaudited)	2,775,488	$277	8,625,000	$863	$—	$4,998,868	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

CONDENSED STATEMENT OF CASH FLOWS

For The Three Months Ended March 31, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net income	$13,313,350
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	1,011,102
Change in fair value of derivative warrant liabilities	(14,462,930)
Income from investments held in Trust Account	(19,360)
Changes in operating assets and liabilities:
Prepaid expenses	(1,153,770)
Accounts payable	18,507
Accrued expenses	10,993
Franchise tax payable	48,269
Net cash used in operating activities	(1,233,839)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds of note payable to related party	8,000
Repayment of note payable to related party	(120,400)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	9,436,750
Offering costs paid	(7,101,862)
Net cash provided by financing activities	347,222,488

Net increase in cash	988,649

Cash - beginning of the period	54,640
Cash - end of the period	$1,043,289

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$346,493
Offering costs included in accrued expenses	$12,000
Offering costs paid by related party under promissory note	$5,000
Deferred underwriting commissions in connection with the initial public offering	$12,075,000
Initial value of common stock subject to possible redemption, as revised	$302,781,100
Change in value of Class A common stock subject to possible redemption	$14,464,020

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

One Equity Partners Open Water I Corp. (the “Company”) is a blank check company incorporated in Delaware on September 1, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is OEP Open Water I Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 21, 2021. On January 26, 2021, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.6 million, of which approximately $12.1 million was for deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,291,167 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $9.4 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Amended and Restated Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors (the “Initial Stockholders”) agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or January 26, 2023, (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, including franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, the Public Stockholders may only receive $10.00 per share, and the warrants will expire worthless.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.0 million in cash, and working capital of approximately $1.8 million.

Interest income on the balance in the Trust Account may be used by the Company to pay franchise and income tax obligations. Through March 31, 2021, the Company has not withdrawn approximately any interest earned on the Trust Account to pay franchise or income tax obligations. The Company intends to use substantially all of the funds held in the Trust Account to complete the initial Business Combination and to pay the expenses relating thereto. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete the initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

The Company’s liquidity needs through March 31, 2021 and prior were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $120,000 under the Note (Note 4). The Company repaid the Note in full on January 29, 2021. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on February 1, 2021 and January 25, 2021, respectively.

In April 2021, the Company identified a misstatement in its accounting treatment for warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (collectively, the “Warrants”) as presented in its audited balance sheet as of January 26, 2021 included in its Current Report on Form 8-K, filed February 1, 2021. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. The following balance sheet items were impacted from the error correction as of January 26, 2021: an increase of $27.0 million in warrant liabilities; a decrease of $27.0 million in the amount of Class A ordinary shares subject to redemption; an increase of $1.0 million in additional paid-in capital; and an increase of $1.0 million in accumulated deficit.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the derivative warrant liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 11,500,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,291,167 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering have been estimated using a Monte Carlo simulation model in a risk-neutral framework. The initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the Private Placement Warrants has subsequently been determined using the listed price of the Public Warrants, as the Company has determined that the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. As such, the fair value of the Public Warrants and the Private Placement Warrants have been determined using listed prices in an active market as of March 31, 2021. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities of $1.0 million are expensed as incurred and is presented as non-operating expenses in the condensed statements of operations for the three months ended March 31. 2021. Offering costs associated

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 31,724,512 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Common Stock

Net income (loss) per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 17,791,167 shares of the Company’s common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock for the three months ended March 31, 2021 is calculated by dividing the income investments held in the Trust Account of approximately $19,000, net of applicable franchise taxes of approximately $19,000 for the three months ended March 31, 2021, by the weighted average number of shares of Class A common stock outstanding for the period. Net income per share, basic and diluted for Class B common stock for the three months ended March 31, 2021 is calculated by dividing net income, less amounts attributed to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of March 31, 2021 and December 31, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

On January 26, 2021, the Company consummated its Initial Public Offering of 34,500,000 Units, including 4,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.6 million, of which approximately $12.1 million was for deferred underwriting commissions.

Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 — Related Party Transactions

Founder Shares

On September 4, 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. On January 5, 2021, the Sponsor transferred 25,000 Founder Shares to each of Lori Lutey, Robert Sivitilli, Neil Kurtz and Emiko Higashi, the independent director nominees. The Initial Stockholders agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full on January 26, 2021; thus, these 1,125,000 Founder Shares are no longer subject to forfeiture.

The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination; or (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of  6,291,167 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $9.4 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On September 4, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and due upon the completion of the Initial Public Offering. As of January 26, 2021, the Company had borrowed approximately $120,000 under the Note. On January 29, 2021, the Company repaid the Note in full.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

The Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made to OEP Capital Advisors, L.P., the Sponsor, officers, directors or the Company’s or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

The Company entered into an agreement that provided that, on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $5,000 per month for office space, utilities, secretarial support and administrative services. During the period from January 1, 2021 through March 31, 2021 the Company incurred $15,000 of such fees. The amount payable has been included in accrued expenses on the condensed balance sheet.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the conversion of such Founder Shares or exercise of such Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans pursuant to the terms of such securities) were entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriter exercised its over-allotment option in full on January 26, 2021.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or approximately $12.1 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock—The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 2,775,488 shares of Class A common stock issued or outstanding, excluding 31,724,512 shares subject to possible redemption. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock—The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of January 26, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding. Of these, up to 1,125,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on January 26, 2021; thus, these 1,125,000 shares of Class B common stock were no longer subject to forfeiture.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of the Class A common stock until the warrants expire or are redeemed. If a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days' prior written notice of redemption; and
●	if, and only if, the last reported sale price (the “closing price”) of Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00:

Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A common stock;
●	if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of the Class A common stock shall mean the volume weighted average price of Class A common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment).

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. As of December 31, 2020, there were no assets or liabilities that are measured at fair value on a recurring basis.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$345,019,360	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$8,050,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$4,403,820	$—

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in February 2021, upon trading of the Public Warrants in an active market. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement as of March 31, 2021 as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.

The initial fair value of the Public Warrants has been measured at fair value using a Monte Carlo simulation.  The initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the Private Placement Warrants has subsequently been determined using the listed price of the Public Warrants, as the Company has determined that the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

January 26, 2021
Exercise price	$11.50
Stock price	$9.49
Volatility	26.0%
Term (years)	5.0
Risk-free rate	0.09% - 0.54%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	26,916,750
Transfer of Public Warrants to Level 1	(17,480,000)
Transfer of Public Warrants to Level 2	(9,436,750)
Change in fair value of derivative warrant liabilities	—
Derivative warrant liabilities at March 31, 2021	$—

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “One Equity Partners Open Water I Corp.,” “Open Equity Partners,” “our,” “us” or “we” refer to One Equity Partners Open Water I Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated in Delaware on September 1, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is OEP Open Water I Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on January 21, 2021. On January 26, 2021, we consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.6 million, of which approximately $12.1 million was for deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,291,167 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $9.4 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or January 26, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.0 million in its operating bank account, and working capital of approximately $1.8 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $120,000 under the Note (Note 4). We repaid the Note in full on January 29, 2021. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had net income of approximately $13.3 million, which consisted of approximately $15.2 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $19,000 of income from investments held in trust account, partially offset by approximately $0.1 million in general and administrative expenses, and approximately $1.0 million in offering costs associated with derivative warrant liabilities.

Contractual Obligations

Administrative Services Agreement

We entered into an agreement that provided that, on the date that ours securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay the Sponsor a total of $5,000 per month for office space, utilities, secretarial support and administrative services.

We incurred approximately $15,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for both the three months ended March 31, 2021.

Our officers or directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or us or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There were no such payments or accruals as of March 31, 2021 and December 31, 2020.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the conversion of such Founder Shares or exercise of such Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans pursuant to the terms of such securities) were entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriter exercised its over-allotment option in full on January 26, 2021.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or approximately $12.1 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 11,500,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,291,167 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering have been estimated using a Monte Carlo simulation model in a risk-neutral framework. The initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the Private Placement Warrants has subsequently been determined using the listed price of the Public Warrants, as the Company has determined that the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. As such, the fair value of the Public Warrants and the Private Placement Warrants have been determined using listed prices in an active market as of March 31, 2021. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A common shares subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 31,724,512 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Common Stock

Net income (loss) per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 17,791,167 shares of the Company’s common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock for the three months ended March 31, 2021 is calculated by dividing the income investments held in the Trust Account of approximately $19,000, net of applicable franchise taxes of approximately $19,000 for the three months ended March 31, 2021, by the weighted average number of shares of Class A common stock outstanding for the period. Net income per share, basic and diluted for Class B common stock for the three months ended March 31, 2021 is calculated by dividing net income, less amounts attributed to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the revision of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on January 25, 2021, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 11,500,000 Public Warrants and 6,291,167 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 6,291,167 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $9.4 million.

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest bearing and payable on the consummation of the Initial Public Offering. As of January 26, 2021, the Company had borrowed approximately $120,000 under the Note. On January 29, 2021, the Company repaid the Note in full.

Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Shares, $345,000,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of approximately $6.9 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $12.1 million in underwriting discounts and commissions.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit Number	Description
31.1*

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: June 22, 2021	ONE EQUITY PARTNERS OPEN WATER I CORP.

	By:	/s/ R. Todd Bradley
	Name:	R. Todd Bradley
	Title:	Chief Executive Officer