Form 10-Q
period 2021-06-30
One Equity Partners Open Water I Corp.
filed 2021-08-16
CIK 1824677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 13, 2021, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

ONE EQUITY PARTNERS OPEN WATER I CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

ONE EQUITY PARTNERS OPEN WATER I CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$999,539	$54,640
Prepaid expenses	1,070,421	—
Total current assets	2,069,960	54,640
Deferred offering costs	—	326,573
Investments held in Trust Account	345,027,301	—
Total Assets	$347,097,261	$381,213

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$410,000	$—
Accrued expenses	110,000	252,320
Franchise tax payable	100,286	2,702
Note payable - related party	—	107,400
Total current liabilities	620,286	362,422
Derivative warrant liabilities	16,012,050	—
Deferred underwriting commissions	12,075,000	—
Total Liabilities	28,707,336	362,422

Commitments and Contingencies

Class A common stock, $0.0001 par value; 31,338,992 and 0 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	313,389,920	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 3,161,008 and 0 shares issued and outstanding (excluding 31,338,992 and 0 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	316	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	3,855,161	24,137
Retained earnings (accumulated deficit)	1,143,665	(6,209)
Total stockholders’ equity	5,000,005	18,791
Total Liabilities and Stockholders’ Equity	$347,097,261	$381,213

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
General and administrative expenses	$240,599	$335,168
General and administrative expenses - related party	15,000	30,000
Franchise tax expense	49,315	97,584
Loss from operations	(304,914)	(462,752)
Other income (expense)
Offering costs associated with derivative warrant liabilities	—	(1,011,102)
Change in fair value of derivative warrant liabilities	(3,558,230)	10,904,700
Income from investments held in Trust Account	7,941	27,301
Net income (loss)	$(3,855,203)	$9,458,147

Weighted average shares outstanding of Class A common stock	34,500,000	34,500,000
Basic and diluted net income (loss) per share, Class A	$0.00	$0.00
Weighted average shares outstanding of Class B common stock	8,625,000	8,469,613
Basic and diluted net income (loss) per share, Class B	$(0.45)	$1.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2021 (Unaudited)

						Retained
	Common Stock					Earnings	Total
	Class A		Class B		Additional Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — December 31, 2020	—	$—	8,625,000	$863	$24,137	$(6,209)	$18,791
Sale of units in initial public offering, less derivative warrant liabilities, gross	34,500,000	3,450	—	—	327,516,550	—	327,520,000
Offering costs	—	—	—	—	(18,607,013)	—	(18,607,013)
Common stock subject to possible redemption	(31,724,512)	(3,173)	—	—	(308,933,674)	(8,308,273)	(317,245,120)
Net income	—	—	—	—	—	13,313,350	13,313,350
Balance – March 31, 2021 (unaudited)	2,775,488	277	8,625,000	863	—	4,998,868	5,000,008
Common stock subject to possible redemption	385,520	39	—	—	3,855,161	—	3,855,200
Net loss	—	—	—	—	—	(3,855,203)	(3,855,203)
Balance – June 30, 2021(Unaudited)	3,161,008	$316	8,625,000	$863	$3,855,161	$1,143,665	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

CONDENSED STATEMENT OF CASH FLOWS

For The Six Months Ended June 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net income	$9,458,147
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	1,011,102
Change in fair value of derivative warrant liabilities	(10,904,700)
Income from investments held in Trust Account	(27,301)
Changes in operating assets and liabilities:
Prepaid expenses	(1,070,421)
Accounts payable	312,320
Accrued expenses	(212,320)
Franchise tax payable	97,585
Net cash used in operating activities	(1,335,588)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds of note payable to related party	8,000
Repayment of note payable to related party	(120,400)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	9,436,750
Offering costs paid	(7,043,863)
Net cash provided by financing activities	347,280,487

Net increase in cash	944,899

Cash - beginning of the period	54,640
Cash - end of the period	$999,539

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$346,493
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$5,000
Deferred underwriting commissions in connection with the initial public offering	$12,075,000
Initial value of common stock subject to possible redemption, as revised	$302,781,100
Change in value of Class A common stock subject to possible redemption	$14,464,020

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.0 million in its operating bank account, and working capital of approximately $1.5 million (not taking into account approximately $100,000 in tax obligations that may be paid using investment income earned in Trust Account).

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Interest income on the balance in the Trust Account may be used by the Company to pay franchise and income tax obligations. Through June 30, 2021, the Company has not withdrawn any interest earned on the Trust Account to pay franchise or income tax obligations. The Company intends to use substantially all of the funds held in the Trust Account to complete the initial Business Combination and to pay the expenses relating thereto. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete the initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

The Company’s liquidity needs through the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $120,000 under the Note (Note 4). The Company repaid the Note in full on January 29, 2021. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the derivative warrant liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets included in Level 1 that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 11,500,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,291,167 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments fair value at each reporting period until they are exercised. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering have been estimated using a Monte Carlo simulation model in a risk-neutral framework. The initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the Private Placement Warrants has subsequently been determined using the listed price of the Public Warrants, as the Company has determined that the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. As such, the fair value of the Public Warrants and the Private Placement Warrants have been determined using listed prices in an active market as of June 30, 2021. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities of approximately $1.0 million were expensed as incurred and is presented as non-operating expenses in the condensed statements of operations for the three and six months ended March 31. 2021. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company will keep deferred underwriting commissions classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 31,338,992 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Net Income (Loss) Per Share of Common Stock

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock includes the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and as such would not be exercised.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months	For the Six Months Ended
	Ended June 30,2021	June 30, 2021
Class A common stock
Numerator: Income allocable to Class A common stock
Income from investments held in Trust Account	$7,941	$27,301
Less: Company’s portion available to be withdrawn to pay taxes	(7,941)	(27,301)
Net income attributable to Class A common stock	$—	$—
Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	34,500,000	34,500,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.00
Class B common stock
Numerator: Net income (loss) minus net income allocable to Class A common stock
Net income (loss)	$(3,855,203)	$9,458,147
Net income allocable to Class A common stock	—	—
Net income (loss) attributable to Class B common stock	$(3,855,203)	$9,458,147
Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,469,613
Basic and diluted net loss per share, and Class B common stock	$(0.45)	$1.12

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020 , the Company had deferred tax assets of $91,445 and $1,304, respectively, with a full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. For the three and six months ended June 30, 2021, the income tax provision was de minimis.

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

Note 3 — Initial Public Offering

On January 26, 2021, the Company consummated its Initial Public Offering of 34,500,000 Units, including the issuance of 4,500,000 Over-Allotment Units, as a result of the underwriter’s partial exercise of its over-allotment option, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.6 million, of which approximately $12.1 million was for deferred underwriting commissions.

Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

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

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On September 4, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and due upon the completion of the Initial Public Offering. As of January 26, 2021, the Company had borrowed approximately $120,000 under the Note. On January 29, 2021, the Company repaid the Note in full. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Administrative Services Agreement

The Company entered into an agreement that provided that, on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $5,000 per month for office space, utilities, secretarial support and administrative services. For the three and six months ended June 30, 2021, the Company incurred expenses of $15,000 and $30,000 under this agreement, respectively. As of June 30, 2021 and December 31, 2020, the Company had $30,000 outstanding for services in connection with such agreement included in accounts payable on the accompanying condensed balance sheets.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the conversion of such Founder Shares or exercise of such Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans pursuant to the terms of such securities) were entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 3,161,008 shares of Class A common stock issued or outstanding, excluding 31,338,992 shares subject to possible redemption. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock—The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of January 26, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding. Of these, up to 1,125,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on January 26, 2021; thus, these 1,125,000 shares of Class B common stock were no longer subject to forfeiture. As of June 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding (see Note 4).

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

Note 7—Warrants

As of June 30, 2021 and December 31, 2020, the Company had 11,500,000 and 0 Public Warrants and 6,291,167 and 0 Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of the Class A common stock until the warrants expire or are redeemed. If a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price (the “closing price”) of Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$345,027,301	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$10,350,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$5,662,050	$—

As of December 31, 2020, there were no assets or liabilities that are measured at fair value on a recurring basis.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in March 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in March 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.

The initial fair value of the Public Warrants has been measured at fair value using a Monte Carlo simulation.  The initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value. The estimated fair value of the Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

January 26, 2021
Exercise price	$11.50
Stock price	$9.49
Volatility	26.0%
Term (years)	5.0
Risk-free rate	0.09% - 0.54%

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	26,916,750
Transfer of Public Warrants to Level 1	(17,480,000)
Transfer of Public Warrants to Level 2	(9,436,750)
Change in fair value of derivative warrant liabilities	—
Derivative warrant liabilities at March 31, 2021 and June 30, 2021	$—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, except as set forth above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.0 million in its operating bank account, and working capital of approximately $1.5 million (not taking into account approximately $100,000 in tax obligations that may be paid using investment income earned in Trust Account).

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), and the loan proceeds from the Sponsor of approximately $120,000 under the Note (Note 4). We repaid the Note in full on January 29, 2021. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net loss of approximately $3.9 million, which consisted of approximately $3.6 million of non-operating loss resulting from the change in fair value of derivative warrant liabilities and approximately $8,000 of income from investments held in trust account, partially offset by approximately $255,000 in general and administrative expenses and franchise tax expense of $49,000.

For the six months ended June 30, 2021, we had net income of approximately $9.5 million, which consisted of approximately $10.9 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $8,000 of income from investments held in trust account, offset by approximately $365,000 in general and administrative expenses, franchise tax expense of $98,000 and approximately $1.0 million in offering costs associated with derivative warrant liabilities.

Contractual Obligations

Administrative Services Agreement

We entered into an agreement that provided that, on the date that ours securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay the Sponsor a total of $5,000 per month for office space, utilities, secretarial support and administrative services.

We incurred approximately $15,000 and 30,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021, respectively.

Our officers or directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or us or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There were no such payments or accruals as of June 30, 2021 and December 31, 2020.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the conversion of such Founder Shares or exercise of such Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans pursuant to the terms of such securities) were entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 11,500,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,291,167 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering have been estimated using a Monte Carlo simulation model in a risk-neutral framework. The initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the Private Placement Warrants has subsequently been determined using the listed price of the Public Warrants, as the Company has determined that the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. As such, the fair value of the Public Warrants and the Private Placement Warrants have been determined using listed prices in an active market as of June 30, 2021. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A common shares subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 31,338,992 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Share of Common Stock

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock includes the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of overallotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and as such would not be exercised.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities described in in our Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 22, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the revision of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.  Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on January 25, 2021, and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 22, 2021 except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

As a result, included on our condensed balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

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

Dated: August 16, 2021	ONE EQUITY PARTNERS OPEN WATER I CORP.

	By:	/s/ R. Todd Bradley
	Name:	R. Todd Bradley
	Title:	Chief Executive Officer