Form 10-Q
period 2021-09-30
One Equity Partners Open Water I Corp.
filed 2021-11-15
CIK 1824677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

ONE EQUITY PARTNERS OPEN WATER I CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-39922	85-2827264
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

, 19th Floor , New York
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

As of November 15, 2021, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

ONE EQUITY PARTNERS OPEN WATER I CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

ONE EQUITY PARTNERS OPEN WATER I CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$956,470	$54,640
Prepaid expenses	986,289	—
Total current assets	1,942,759	54,640
Deferred offering costs	—	326,573
Investments held in Trust Account	345,034,675	—
Total Assets	$346,977,434	$381,213

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$407,227	$—
Accrued expenses	70,000	252,320
Franchise tax payable	150,149	2,702
Note payable - related party	—	107,400
Total current liabilities	627,376	362,422
Derivative warrant liabilities	11,386,350	—
Deferred underwriting commissions	12,075,000	—
Total Liabilities	24,088,726	362,422

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 345,000,000 and -0- shares as of September 30, 2021 and December 31, 2020, respectively	345,000,000	—

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(22,112,155)	(6,209)
Total stockholders’ deficit	(22,111,292)	18,791
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$346,977,434	$381,213

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the
			Period from
			September 1,
			2020
			(Inception)
	For the Three Months Ended	For the Nine Months Ended	through
	September 30, 2021	September 30, 2021	September 30, 2020
General and administrative expenses	$69,428	$404,596	$2,968
General and administrative expenses - related party	15,000	45,000	—
Franchise tax expense	49,863	147,447	—
Loss from operations	(134,291)	(597,043)	(2,968)
Other income (expenses):
Offering costs associated with derivative warrant liabilities	—	(1,011,102)	—
Change in fair value of derivative warrant liabilities	4,625,700	15,530,400	—
Income from investments held in Trust Account	7,374	34,675	—
Net income (loss)	$4,498,783	$13,956,930	$(2,968)

Weighted average shares outstanding of Class A common stock, basic and diluted	34,500,000	31,340,659	—
Basic and diluted net income per share, Class A common stock	$0.10	$0.35	$—
Weighted average shares outstanding of Class B common stock, basic	8,625,000	8,521,978	7,500,000
Basic net income per share, Class B common stock	$0.10	$0.35	$(0.00)
Weighted average shares outstanding of Class B common stock, diluted	8,625,000	8,625,000	7,500,000
Diluted net income per share, Class B common stock	$0.10	$0.35	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Three and Nine Months Ended September 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	—	$—	8,625,000	$863	$24,137	$(6,209)	$18,791
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	$(24,137)	(36,062,876)	(36,087,013)
Net income	—	—	—	—	—	13,313,350	13,313,350
Balance – March 31, 2021 (unaudited)	—	—	8,625,000	863	—	(22,755,735)	(22,754,872)
Net loss	—	—	—	—	—	(3,855,203)	(3,855,203)
Balance – June 30, 2021 (Unaudited)	—	—	8,625,000	863	—	(26,610,938)	(26,610,075)
Net income	—	—	—	—	—	4,498,783	4,498,783
Balance – September 30, 2021(Unaudited)	—	$—	8,625,000	$863	$—	$(22,112,155)	$(22,111,292)

For the Period from September 1, 2020 (Inception) Through September 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 1, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(2,968)	(2,968)
Balance - September 30, 2020 (Unaudited)	—	$—	8,625,000	$863	$24,137	$(2,968)	$22,032

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
	For the nine	from September 1,
	months ended	2020 (Inception)
	September 30,	through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$13,956,930	$(2,968)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	1,011,102	—
Change in fair value of derivative warrant liabilities	(15,530,400)	—
Income from investments held in Trust Account	(34,675)	—
Changes in operating assets and liabilities:
Prepaid expenses	(986,289)	—
Accounts payable	309,547	—
Accrued expenses	(252,320)	—
Franchise tax payable	147,448	—
Net cash used in operating activities	(1,378,657)	(2,968)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)	—
Net cash used in investing activities	(345,000,000)	—

Cash Flows from Financing Activities:
Proceeds of note payable to related party	8,000	—
Repayment of note payable to related party	(120,400)	—
Proceeds received from initial public offering, gross	345,000,000	—
Proceeds received from private placement	9,436,750	—
Offering costs paid	(7,043,863)	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	347,280,487	25,000

Net increase in cash	901,830	22,032

Cash - beginning of the period	54,640	—
Cash - end of the period	$956,470	$22,032

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$346,493	$—
Offering costs included in accrued expenses	$70,000	$45,000
Offering costs paid by related party under promissory note	$5,000	$—
Deferred underwriting commissions in connection with the initial public offering	$12,075,000	$—

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below,and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.0 million in its operating bank account and working capital of approximately $1.5 million .

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Interest income on the balance in the Trust Account may be used by the Company to pay franchise and income tax obligations. Through September 30, 2021, the Company has not withdrawn any interest earned on the Trust Account to pay franchise or income tax obligations. The Company intends to use substantially all of the funds held in the Trust Account to complete the initial Business Combination and to pay the expenses relating thereto. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete the initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Current Report on Form 8-K filed by the Company with the SEC on January 25, 2021 and February 1, 2021, respectively.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets.  Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $6.0 million in additional paid-in capital and an increase of approximately $36.2 million to accumulated deficit, as well as a

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

reclassification of 4,221,890 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on February 1, 2021 and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $27.8 million and $31.6 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, or net income (loss). In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering have been estimated using a Monte Carlo

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

simulation model in a risk-neutral framework. The initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the Private Placement Warrants has subsequently been determined using the listed price of the Public Warrants, as the Company has determined that the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. As such, the fair value of the Public Warrants and the Private Placement Warrants have been determined using listed prices in an active market as of September 30, 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering (including exercise of the over-allotment option),  345,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. There were no Class A shares issued or outstanding as of December 31, 2020.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,791,167 Class A common stock in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021, and for the period from September 1, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company has considered the effect of Class B common stock that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months		For the Nine Months Ended
	Ended September 30,2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic net income per share of common stock:
Numerator:
Allocation of net income	$3,599,026	$899,757	$10,973,167	$2,983,763

Denominator:
Basic weighted average shares of common stock outstanding	34,500,000	8,625,000	31,340,659	8,521,978

Basic net income per share of common stock	$0.10	$0.10	$0.35	$0.35

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Diluted net income per share of common stock:
Numerator:
Allocation of net income	$3,599,026	$899,757	$10,944,881	$3,012,049

Denominator:
Diluted weighted average shares of common stock outstanding	34,500,000	8,625,000	31,340,659	8,625,000

Diluted net income per share of common stock	$0.10	$0.10	$0.35	$0.35

For the period from September 1, 2020 (inception) through September 30, 2020, the weighted average shares outstanding is the weighted average of Class B common stock, basic and diluted is 7,500,000 and the net loss per share is (0.00).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had full valuation allowance against the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. For the three and nine months ended September 30, 2021, the income tax provision was de minimis.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Administrative Services Agreement

The Company entered into an agreement that provided that, on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $5,000 per month for office space, utilities, secretarial support and administrative services. For the three and nine months ended September 30, 2021, the Company incurred expenses of $15,000 and $45,000 under this agreement, respectively. As of September 30, 2021 and December 31, 2020, the Company had $45,000 outstanding for services in connection with such agreement included in accounts payable on the accompanying condensed balance sheets.

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

Note 6 — Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 345,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet. There were no shares of Class A common stock issued or outstanding as of December 31, 2020.

The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$345,000,000
Less:
Fair value of Public Warrants at issuance	(17,480,000)
Offering costs allocated to Class A common stock subject to possible redemption	(18,607,013)
Plus:
Accretion on Class A common stock subject to possible redemption amount	36,087,013
Class A common stock subject to possible redemption	$345,000,000

Note 7 - Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 345,000,000 shares of Class A common stock issued or outstanding. All shares subject

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

to possible redemption have been classified as temporary equity (see Note 6). As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock—The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. As  of September 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding (see Note 4).

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

Note 8—Warrants

As of September 30, 2021 and December 31, 2020, the Company had 11,500,000 and 0 Public Warrants and 6,291,167 and 0 Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of the Class A common stock until the warrants expire or are redeemed. If a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$345,034,675	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$7,360,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$4,026,350	$—

As of December 31, 2020, there were no assets or liabilities that are measured at fair value on a recurring basis.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in March 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in March 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.

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

At initial issuance
Exercise price	$11.50
Stock price	$9.49
Volatility	26.0%
Term (years)	5.0
Risk-free rate	0.09% - 0.54%

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	26,916,750
Transfer of Public Warrants to Level 1	(17,480,000)
Transfer of Public Warrants to Level 2	(9,436,750)
Change in fair value of derivative warrant liabilities	—
Derivative warrant liabilities at March 31, 2021	—
Derivative warrant liabilities at June 30, 2021	—
Derivative warrant liabilities at September 30, 2021	$—

Note 10 — Subsequent Events

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1.0 million in its operating bank account, and working capital of approximately $1.5 million.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $4.5 million, which consisted of approximately $4.6 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $7,000 of income from investments held in trust account, partially offset by approximately $84,000 in general and administrative expenses and franchise tax expense of approximately $50,000.

For the nine months ended September 30, 2021, we had net income of approximately $14.0 million, which consisted of approximately $15.5 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $35,000 of income from investments held in trust account, offset by approximately $450,000 in general and administrative expenses, franchise tax expense of approximately $147,000 and approximately $1.0 million in offering costs associated with derivative warrant liabilities.

For the period from September 1, 2020 (inception) through September 30, 2020, we had net loss of approximately $3,000, which consisted of approximately $3,000 in general and administrative expenses.

Contractual Obligations

Administrative Services Agreement

We entered into an agreement that provided that, on the date that ours securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay the Sponsor a total of $5,000 per month for office space, utilities, secretarial support and administrative services.

We incurred approximately $15,000 and $45,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2021, respectively.

Our officers or directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or us or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There were no such payments or accruals as of September 30, 2021 and December 31, 2020.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering have been estimated using a Monte Carlo simulation model in a risk-neutral framework. The initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the Private Placement Warrants has subsequently been determined using the listed price of the Public Warrants, as the Company has determined that the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. As such, the fair value of the Public Warrants and the Private Placement Warrants have been determined using listed prices in an active market as of September 30, 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering (including exercise of the over-allotment option), 345,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. There were no Class A shares issued or outstanding as of December 31, 2020.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,791,167 Class A common stock in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B common stock that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using the modified method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.  Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on January 25, 2021, and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 22, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Dated: November 15, 2021	ONE EQUITY PARTNERS OPEN WATER I CORP.

	By:	/s/ R. Todd Bradley
	Name:	R. Todd Bradley
	Title:	Chief Executive Officer