Form 10-Q/A
period 2021-09-30
One Equity Partners Open Water I Corp.
filed 2022-03-01
CIK 1824677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of March 1, 2022, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to One Equity Partners Open Water I Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of One Equity Partners Open Water I Corp. (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).

On November 15, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a section within Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on January 26, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on January 25, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 22, 2021; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity, and to calculate earnings per share on a pro rata basis, and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Item 4 to Part 1 of this filing.

ONE EQUITY PARTNERS OPEN WATER I CORP.

Form 10-Q/A

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

ONE EQUITY PARTNERS OPEN WATER I CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Three and Nine Months Ended September 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	—	$—	8,625,000	$863	$24,137	$(6,209)	$18,791
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	$(24,137)	(36,062,876)	(36,087,013)
Net income	—	—	—	—	—	13,313,350	13,313,350
Balance – March 31, 2021 (unaudited), as restated, see Note 2	—	—	8,625,000	863	—	(22,755,735)	(22,754,872)
Net loss	—	—	—	—	—	(3,855,203)	(3,855,203)
Balance – June 30, 2021 (Unaudited), as restated, see Note 2	—	—	8,625,000	863	—	(26,610,938)	(26,610,075)
Net income	—	—	—	—	—	4,498,783	4,498,783
Balance – September 30, 2021(Unaudited)	—	$—	8,625,000	$863	$—	$(22,112,155)	$(22,111,292)

For the Period from September 1, 2020 (Inception) Through September 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 1, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(2,968)	(2,968)
Balance - September 30, 2020 (Unaudited)	—	$—	8,625,000	$863	$24,137	$(2,968)	$22,032

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

Liquidity and Going Concern Considerations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2021, the Company had approximately $1.0 million in its operating bank account and working capital of approximately $1.5 million .

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 26, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern

Note 2 — Basis of Presentation , Restatement of Previously Reported Financial Statements, and Summary of Significant Accounting Policies

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

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Restatement of Previously Reported Financial Statements

In the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, as filed with the SEC on November 15, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to the Affected Quarterly Period in this quarterly report. The previously presented Affected Quarterly Period should no longer be relied upon.

The change in the carrying value of the redeemable Class A common stock at March 31, 2021 resulted in a reclassification of approximately 2.8 million Class A common stock from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

	As Previously
As of March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Total assets	$347,216,419	$—	$347,216,419
Total liabilities	$24,971,291	$—	$24,971,291
Class A common stock subject to possible redemption	317,245,120	27,754,880	345,000,000
Preferred stock	—	—	—
Class A common stock	277	(277)	—
Class B common stock	863	—	863
Additional paid-in capital	—	—	—
Retained earnings (accumulated deficit)	4,998,868	(27,754,603)	(22,755,735)
Total stockholders’ equity (deficit)	$5,000,008	$(27,754,880)	$(22,754,872)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$347,216,419	$—	$347,216,419

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

For the three months ended March 31, 2021 (unaudited)
	As Previously
	Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption as revised	$302,781,100	$(302,781,100)	$—

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Change in value of Class A common stock subject to possible redemption	$14,464,020	$(14,464,020)	$—

The change in the carrying value of the redeemable Class A common stock at June 30, 2021 resulted in a reclassification of approximately 3.2 million Class A common stock from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

	As Previously
As of June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Total assets	$347,097,261	$—	$347,097,261
Total liabilities	$28,707,336	$—	$28,707,336
Class A common stock subject to possible redemption	313,389,920	31,610,080	345,000,000
Preferred stock	—	—	—
Class A common stock	316	(316)	—
Class B common stock	863	—	863
Additional paid-in capital	3,855,161	(3,855,161)	—
Retained earnings (accumulated deficit)	1,143,665	(27,754,603)	(26,610,938)
Total stockholders' equity (deficit)	$5,000,005	$(31,610,080)	$(26,610,075)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$347,097,261	$—	$347,097,261

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

For the six months ended June 30, 2021 (unaudited)
	As Previously
	Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption as revised	$302,781,100	$(302,781,100)	$—
Change in value of Class A common stock subject to possible redemption	$14,464,020	$(14,464,020)	$—

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings (Loss) Per Share
	As Previously
	Reported	Adjustment	As Adjusted
For the three months ended March 31, 2021
Net income	$13,313,350	$—	$13,313,350
Weighted average shares outstanding - Class A common stock	34,500,000	(9,583,333)	24,916,667
Basic and diluted income per share - Class A common stock	$0.00	$0.40	$0.40
Weighted average shares outstanding - Class B common stock, basic	8,312,500	—	8,312,500
Basic income per share - Class B common stock	$1.60	$(1.20)	$0.40
Weighted average shares outstanding - Class B common stock, diluted	—	8,625,000	8,625,000
Diluted income per share - Class B common stock	$1.60	$(1.30)	$0.30
For the three months ended June 30, 2021 (unaudited)
Net loss	$(3,855,203)	$—	$(3,855,203)
Weighted average shares outstanding - Class A common stock	34,500,000	—	34,500,000
Basic and diluted loss per share - Class A common stock	$0.00	$(0.09)	$(0.09)
Weighted average shares outstanding - Class B common stock, basic	8,625,000	—	8,625,000
Basic and diluted loss per share - Class B common stock	$(0.45)	$0.36	$(0.09)
For the six months ended June 30, 2021
Net income	$9,458,147	$—	$9,458,147
Weighted average shares outstanding - Class A common stock	34,500,000	(4,765,193)	29,734,807
Basic and diluted income per share - Class A common stock	$0.00	$0.25	$0.25
Weighted average shares outstanding - Class B common stock, basic	8,469,613	—	8,469,613
Basic income per share - Class B common stock	$1.12	$(0.87)	$0.25
Weighted average shares outstanding - Class B common stock, diluted	—	8,625,000	8,625,000
Diluted income per share - Class B common stock	$1.12	$(0.87)	$0.25

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and the presentation of earnings per share. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amended Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We have identified a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments issued by the Company. Additionally, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. Our management and our audit committee concluded that it was appropriate to restate previously issued financial statements for the Affected Periods, respectively, to classify all public shares subject to possible redemption in temporary equity.

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

Changes in Internal Control over Financial Reporting

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC issued a public statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 11,500,000 Public Warrants and 6,291,167 Private Placement Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed balance sheet as of September 30, 2021 contained in our financial statements included herein are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Dated: March 1, 2022	ONE EQUITY PARTNERS OPEN WATER I CORP.

	By:	/s/ R. Todd Bradley
	Name:	R. Todd Bradley
	Title:	Chief Executive Officer