Form 10-K
period 2021-12-31
One Equity Partners Open Water I Corp.
filed 2022-03-31
CIK 1824677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-39410

ONE EQUITY PARTNERS OPEN WATER I CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-2827264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o OEP Open Water I Holdings, LLC 510 Madison Avenue, 19th Floor New York, New York 10022 (Address of Principal Executive Offices)	10022 (Zip Code)

(212) 277 1500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A common stock and one-third of one redeemable warrant	OEPW.U	Nasdaq Stock Market
Class A common stock, par value $0.0001 per share	OEPW	Nasdaq Stock Market
Redeemable warrants, each whole warrant exercisable for one Class A common stock at an exercise price of $11.50	OEPWW	Nasdaq Stock Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of March 30, 2022, 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 Class B common stock, par value $0.0001, were issued and outstanding.

ONE EQUITY PARTNERS OPEN WATER I CORP.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND

RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	the proceeds of the forward purchase securities being available to us;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance; and
●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to (i) “we,” “us,” “our” or the “Company” are to One Equity Partners Open Water I Corp., a blank check company incorporated as a Delaware corporation, (ii) our “initial stockholders” are to our Sponsor and our independent director that held our founder shares prior to our initial public offering; (iii) our “management” or our “management team” are to our officers and directors,; and (vi) “Sponsor” are to OEP Open Water I Holdings, LLC, a Delaware limited liability company.

Item 1.Business.

Overview

We are a blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout as our initial business combination.

While we may pursue an acquisition opportunity in any business industry or sector, we intend to pursue investments that capitalize on management expertise in a variety of end markets and allow for transformative combinations and operational excellence. We believe that our management team is well-positioned to identify investment targets and then operate them effectively as they have done with investments in the technology, healthcare, and specialty industrials sectors in the past.

Our sponsor is an affiliate of One Equity Partners (“OEP”), a middle market private equity firm focused on transformative combinations in the technology, healthcare, and specialty industrials sectors. Through our affiliation with OEP, we intend to capitalize on the differentiated investment approach, industry expertise, operational and partnership abilities, and public markets experience to effect a business combination with an attractive target and to position it for long-term stockholder value creation in the public markets.

We intend to identify and acquire a business that complements the experience and expertise of our management team and OEP. We also believe that we are well-positioned to capitalize on the current unique market opportunity for SPAC transactions given the discrepancy between private and public market valuations. Building upon our track record of successful transactions in both public and private markets, One Equity Partners Open Water I Corp will expand its platform by targeting and partnering with high quality businesses, likely those in our strongest sectors of expertise, including the technology, healthcare, and specialty industrials sectors. By leveraging the management team’s extensive operating expertise, we believe we can identify compelling investment opportunities within these focus areas.

One Equity Partners

Richard (“Dick”) Cashin founded OEP in 2001 within Bank One. OEP was then transitioned to J.P. Morgan with the merger of those banks in 2004 before spinning out of J.P. Morgan as a fully independent firm in 2015. Mr. Cashin remains the President of OEP and a member of the Investment Committee. OEP has approximately 69 professionals across investment, research, operations, back office and senior advisors that bring a depth of experience and skills across a broad range of industries and transaction types. OEP’s nine Senior Managing Directors have worked together for an average of 14 years and have, on average, 27 years of professional investment experience. The collaboration with OEP allows us to leverage OEP’s differentiated sourcing capabilities and extensive experience, including investment, operational, diligence and capital raising expertise to effect a business combination with an attractive target and to position it for long-term stockholder value creation and success in the public markets.

Throughout its history, OEP has maintained a successful investment track record across multiple investment cycles and changing macroeconomic environments. Further, OEP has notable merger experience. Over the past two decades, OEP has invested more than $13.5 billion of capital across more than 110 platform companies and more than 220 add-on companies, representing over 330 total investments. OEP identifies companies with attractive valuations, revenue growth and outsized economic benefits to scale to help companies realize their full potential by significantly scaling the business through acquisitions, strategic repositioning, and investing capital and other resources to increase capabilities and expand market penetration. OEP has developed a differentiated investment approach that it refers to as the “IRON” investment process: Industry expertise, Research, Operations professionals, and Networking. OEP’s industry expertise involves its sector experts developing an investment thesis within an industry and finding businesses within that thesis that have attractive and scalable business platforms. OEP’s research team further develops these investment theses with in-depth industry mapping, trend analysis, target identification, and benchmarking. OEP’s operations professionals (approximately 14 professionals plus in-house operating professionals) provide feedback on investment themes, on-the-ground industry insights, and identify both opportunities and limitations of target companies. As such, OEP developed a creative, differentiated and proactive approach to sourcing. This approach has allowed OEP to generate unique investment opportunities and formulate synergistic combinations that can be executed either simultaneously or in rapid succession to platform investments. Further, OEP focuses on achieving operational excellence. In its core middle market realized investments that have made at least one add-on investment, OEP achieved over 400 basis points of adjusted EBITDA margin improvement between entry and exit. Underpinning this margin improvement are initiatives undertaken including increasing scale or optimizing sourcing channels to reduce cost of goods sold, consolidating fixed cost infrastructure, identifying higher margin value-added products and services, focus on capital efficiency, and capital structure optimization. From an execution perspective, OEP’s experienced financial professionals are skilled at efficiently financing and integrating accretive acquisitions, and the collaborative culture fosters a strong relationship between investment professionals and management, allowing teams to optimize go-to-market strategy and cost structure as well as streamline and prioritize strategic initiatives. OEP’s detailed evaluation frameworks allow for the measurement and tracking of the progress of such initiatives.

OEP is committed to excellence in environmental, social and governance (“ESG”) policies of its target and portfolio companies. OEP has a robust ESG policy and program that evaluates these factors in making investments, completing due diligence and ongoing monitoring of portfolio companies. OEP believes that by focusing on and implementing ESG standards through the entire investment process, it can better seek to increase profitability and reduce the risk of loss in its investments.

Management Team and Board of Directors

Our management team is led by R. Todd Bradley, our Co-Chairman and Chief Executive Officer, James Koven, our Co-Chairman, Jessica Marion, our Chief Financial Officer and Secretary, and Directors Paul (Chip) Schorr. Our management is further supported by David Lippin, who is an Executive Vice President, and Jordan Lawrie, who is a Vice President.

R. Todd Bradley, our Co-Chairman and Chief Executive Officer since our formation, is also an Operating Partner at OEP Capital Advisors, L.P. (“OEP”), a middle market private equity firm formed in 2001. Mr. Bradley joined OEP in 2020 and is an Operating Partner based in New York. Mr. Bradley has extensive executive experience and works with OEP’s investment teams to identify operational excellence opportunities within the firm’s portfolio and with respect to new investments. Mr. Bradley is also currently a member of the Board of Directors of Mattel (NASDAQ: MAT), Commvault (NASDAQ: CVLT) and Spartronics, and previously served on the Board of Directors of TrueCar, Inc. (NASDAQ: TRUE) and Kodak (NYSE: KODK). Prior to joining OEP, Mr. Bradley served as CEO of mobile commerce and payments solutions at Mozido from 2016 to 2017 (acquired in 2017). Before Mozido, he was President of TIBCO Software, Inc., a global leader in enterprise infrastructure software, where he led its worldwide expansion and transitioned the business model to software-as-a-service in 2014 (acquired in 2014). Previously, from 2005 to 2014, Mr. Bradley was a senior executive at Hewlett-Packard where he headed the Personal Systems and Printing division, a business unit that designs, produces, and sells PCs, workstations, and printers. Mr. Bradley has also held senior management positions at GE Capital, Palm Inc., Gateway, and AC Nielsen. He earned his BS in Business Administration from Towson University.

James Waring Koven is our Co-Chairman. Mr. Koven joined OEP in 2001 and is a Senior Managing Director. During his tenure at OEP, Mr.Koven has worked on a number of investments in the industrial and business services industries and has led several of OEPs transactions. Mr.Koven is currently a member of the Board of Directors of W.W. Williams, MediaKind and Rosboro and has previously been a member of the Board of Directors of Carlson Wagonlit Travel, Polaroid, Global Packaging Corporation N.V., Travel Leaders Group, LLC, Genband, Inc., Merfish United, ANXeBusiness Corp. (“ANX”), Vertrue LLC, NuArx, Inc. and Zodiac Systems Inc. Prior to joining OEP, Mr. Koven worked at Crowley Maritime Corporation and Wm Sword & Co. Mr. Koven is co-Chairman of the National Rowing Foundation, a non-profit that provides funding for the U.S. Olympic Rowers and is a Steward at Henley Royal Regatta and a Steward of Brown University Crew. Mr. Koven received his A.B. in Mechanical Engineering from Brown University in 1995.

Paul Carl (Chip) Schorr IV has agreed to serve on our Board of Directors. Mr. Schorr is a Senior Managing Director at OEP. From 2011 to 2015, Mr. Schorr served as Chairman and Managing Partner of Augusta Columbia Capital, a private equity firm of which he was a founder, which was acquired by OEP in 2015. In addition, Mr. Schorr was a Senior Managing Director at The Blackstone Group Inc. from 2005 to 2011, where he served as the Global Head of Technology Investing. Mr. Schorr was also a Managing Partner at Citigroup Venture Capital Equity Partners from 1996 to 2005. Since 2010, Mr. Schorr has served on the Board of Directors of

Ameritas Mutual Holding Company and Ameritas Life Insurance Corp. Mr. Schorr currently also serves on the Board of Directors of Allegro Microsystems, LLC, Computer Design & Integration LLC (CDI), ePAK International, Inc., Infobip, Orion Business Innovation, Rizing, LLC, and Spartronics. Mr. Schorr has served on the Board of Directors of Emso Asset Management Limited, a London-based alternative asset manager focused on emerging markets, since 2014 and has served on the board nominating committee of Crayon Group Holding ASA, a Norwegian public company specializing in IT and digital transformation services since 2020. Mr. Schorr also serves on the Board of Directors of various non-profit organizations including Jazz at Lincoln Center, and the Whitney Museum in New York City and he chairs the Finance and Investment Committee at the Snowmass Village Chapel. Mr. Schorr received a B.S.F.S. from The School of Foreign Service of Georgetown University in 1989. Mr. Schorr received his M.B.A. from Harvard Business School in 1993.

Jessica Marion, our Chief Financial Officer and Secretary, also serves as the Chief Financial Officer of OEP, a role she has held since October 2014. Ms. Marion joined OEP in 2001 and during her tenure at OEP, she has also held various positions including Accounting Manager and Controller. Between 2007 and 2012 she also worked for Private Equity Fund Services, the JPMorgan Fund Administration business as a Senior Fund Manager. Ms. Marion received her B.S. in finance from the University of Illinois Champaign-Urbana and her M.S. in accounting from the University of Illinois at Chicago.

David Lippin has served as an Executive Vice President since September 2020. Mr. Lippin also currently serves as a Managing Director and the Head of Investor Relations at OEP. Prior to joining OEP, Mr. Lippin worked at Sun Capital Partners where he led investor relations activities including working closely with limited partners, managing the firm’s public relations efforts, raising capital, and additional strategic initiatives. Before joining Sun Capital, Mr. Lippin was an investment professional at GoldPoint Partners where he completed mezzanine investments, private equity fund investments, and equity co-investments. Prior to GoldPoint, Mr. Lippin worked at First Manhattan Consulting Group, providing business strategy and due diligence to private equity firms and financial institutions. Mr. Lippin received a B.A. in Economics from Harvard College.

Jordan Lawrie has served as a Vice President since September 2020. Mr. Lawrie also currently serves as an Associate at OEP, is a member of the Board of Directors of ORS MEDCO and serves as an officer of its holding company entity. During his tenure at OEP, Mr. Lawrie has focused on investments in the technology, healthcare and industrials sectors. Prior to joining OEP, Mr. Lawrie was a Vice President in the investment banking division of Barclays where he focused on advising on capital markets transactions. Mr. Lawrie received a B.S. in Finance from Lehigh University in 2011 and an M.B.A. with a double major in Finance and Management from The Wharton School of the University of Pennsylvania in 2020.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, to build a company in the public markets that complements the experience and expertise of our management team and of OEP to build long-term stockholder value. We will also apply the expertise of our management team and of OEP to drive the company towards stronger operational performance. Key components of our business strategy include:

Leverage the OEP Platform to Source Acquisition Targets

We plan to leverage OEP’s differentiated investment process, known as the IRON investment process, to produce compelling investment opportunities. In additional to more traditional sourcing channels, this proven sourcing strategy will also enable us to engage with business owners who are less likely to pursue a traditional sale process. Our sourcing network includes the relationships of Senior Managing Directors and Managing Directors who have become sector experts based on 10-25+ years of experience within an industry. OEP’s investment and operations teams actively lead transformative combinations by focusing on attractive and scalable businesses. We believe that this network provides access to investment opportunities, which in many instances, may not be available to others.

We believe that OEP’s in-depth industry mapping and research focus is a competitive advantage that enables us to focus on combination and synergy potential. OEP’s ability to identify trends and benchmark against the competitive landscape has built a pipeline of available opportunities that may not align with OEP’s traditional core middle market investing mandate due to size or deal structure but would be attractive investment opportunities for this vehicle. Additionally, the synergy of investment pipeline, knowledge sharing, and available resources as well as added dedicated personnel will enhance our investment sourcing process.

OEP’s platform provides us with differentiated sourcing capabilities and investment execution expertise developed over decades of experience. Leveraging the OEP platform will provide us with a competitive advantage in both identifying compelling investment opportunities and successfully executing target acquisitions.

Employ Significant Public Market Experience and Expertise Across a Range of Industries

We believe that in today’s investing environment, deep in-house industry knowledge is essential in identifying promising investment opportunities and macroeconomic trends and building strong, effective partnerships with businesses. OEP has invested in and operated many public companies across several industries, with key transactions in the industrials, healthcare, technology, and business services sectors. OEP has had public market experience throughout its history as evidenced by successful investments in Private Investment in Public Equity (“PIPE”), take-privates or Initial Public Offerings (“IPO”). Led by a deeply experienced management team, we feel that OEP is in a position to successfully integrate and operate a public investment.

Utilize Network to Arrange Synergistic Combinations

We plan to capitalize on OEP’s extensive industry networks with target platform customers, suppliers, and competitors in order to arrange synergistic business combinations, whether consummated simultaneously with or subsequent to platform investments. Within the firm, our sourcing advisors work in tandem with the strong network of OEP Operations and Research professionals in order to best identify synergistic combinations that are consistent with the target investment theme and will be value-accretive to the platform.

Apply Expertise of Our Management Team and of OEP to Drive Toward Stronger Operational Performance

Our management team has extensive experience with operational value creation that can be complemented by OEP’s research, operations and investment professionals to help drive towards operational excellence. OEP’s research professionals will provide industry mapping and benchmarking that will allow us to frame our operational performance targets. OEP’s operating professionals have extensive experience working with companies to identify and implement operational improvements which we will leverage. Our management team and OEP’s investment professionals will work in tandem to formulate and execute on value-creating operational initiatives.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these all of these criteria and guidelines. We intend to acquire target businesses that we believe have the following characteristics:

●Attractive relative valuation.  We believe that we can successfully leverage OEP’s sourcing approach and platform to identify companies with attractive valuations relative to their public peers.
●Strong margin profile.  OEP believes that companies which are most likely to achieve outsized economic benefits of scale are those with high gross margins (typically 30% or greater as a percentage of revenue), high Selling, General &Administrative (SG&A) expenses (typically 20% or greater as a percentage of revenue), and high EBIT margins (typically 10% or greater as a percentage of revenue). High gross margins demonstrate that customers value the product or service as differentiated. The relationship between SG&A and gross margins is an especially important factor in OEP’s differentiated approach as meeting both of these criteria generally indicates a company that OEP believes such a target would benefit from: (i) improved operating leverage; (ii) additional products or services to market to existing customers; (iii) additional customers for their own products or services; and (iv) the capital required for transformational change.
●Stable, growing end markets with favorable dynamics.  Stable, growing end markets are important aspects of continued future growth for the target company. In addition, OEP seeks favorable market dynamics such as market fragmentation where a target company can benefit from scale and synergies post-acquisition. We seek to capitalize on similar businesses to identify strong platform companies with which we can achieve combination-driven value creation.
●Barriers to entry.  Businesses with differentiated products or services, or markets that are inherently more challenging for competitors to enter, allow for greater operational flexibility and defense of margin profile.
●Sectors with sufficient market fragmentation to enable transformative combinations.  One of OEP’s key value creation strategies is using add-on acquisitions to improve companies’ scale, product offerings, market position, capabilities and operational cost structure. Fragmented sectors improve the likelihood of identifying and executing add-on value-accretive transactions.

●Business-to-business (“B2B”) companies.  We plan to focus on B2B companies, which can avoid volatility traditionally associated with the consumer.
●Benefit from OEP’s operational resources and strategic approach.  Our management teams and operating partners have a track record of identifying value creation drivers needed to help companies to realize their full potential, including significantly scaling the business, strategically repositioning the business, and expanding operations to establish a global presence.
●Strong management teams that align with OEP vision and values.  We believe that a strong, experienced management team which would benefit from our network and expertise would present the best opportunity to create value. OEP has an expansive network of management teams and strong managers from prior successful investments, in-house operators, and the fund’s operating partner network. Proven management teams with established track records that are aligned with OEP’s vision and values is an important attribute for us.
●Maximizing the value of additional invested capital.  We believe that our investment capital should serve to help effect an already established value creation plan. We believe that companies whose value creation plan would more clearly benefit from the additional invested capital will be best positioned to quickly maximize the effectiveness of that capital.
●Strong competitive positions.  We intend to focus on acquisition targets that have a leading, growing or niche market position in their respective industries. Demonstrated competitive advantages can both help further solidify a company’s operating performance and support new value creation initiatives.
●Strong free cash flow generation.  We will seek to acquire one or more businesses that already have, or have the potential to generate, consistent, stable and increasing free cash flow. We believe strong free cash flow can improve a company’s ability to better execute on its value creation plan.
●Ability to operate and benefits from operating as a public company.  Public companies can benefit from broader access to capital and the public profile associated with public ownership. OEP’s experience with both private and public companies has highlighted the importance of ensuring that a company’s management team and internal infrastructure are prepared to handle the additional requirements of operating as a public company. Public companies face additional responsibilities in areas including regulatory compliance, financial reporting, internal controls, and investor relations that require additional capabilities that not all private companies possess.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in the prospectus related to our initial public offering would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our transactional, financial, managerial and investment experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company and our shareholders from a financial point of view.

Our sponsor, members of our management team and our independent directors directly or indirectly own founder shares and/or private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We currently do not have any specific business combination under consideration. Several of the members of our management team are employed by OEP. OEP is continuously made aware of potential investment opportunities with other companies, one or more of which we may desire to pursue for a business combination, but we have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, OEP and its affiliates and our officers and directors may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target.

Our Founders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our Founders, sponsor, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

With respect to the above, past performance of OEP, our management team or our Founders is not a guarantee of either (i) success with respect to a business combination that may be consummated or (ii) the ability to successfully identify and execute a transaction. You should not rely on the historical record of OEP, our management team or their respective affiliates or our Founders as indicative of future performance. See “Risk Factors — Past performance by our management team is not indicative of future performance of an investment in us.” OEP and our management have no prior experience in operating blank check companies or special purpose acquisition companies. For a list of our executive officers and entities for which a conflict of interest may or does exist between such officers and the company, please refer to “Management — Conflicts of Interest.”

Initial Business Combination

Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the interest earned on the trust account) at the time of signing the agreement to enter into the initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses or we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion.

We anticipate structuring our initial business combination so that the post-transaction company will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for seeking stockholder approval or for purposes of a tender offer, as applicable.

Competition

We have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other special purpose acquisition companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries.

Some of these competitors may possess greater resources or more specialized industry knowledge related to a specific business combination target than we do and our financial resources will be relatively limited when contrasted with those of some of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination.

Employees

We currently have three executive officers: R. Todd Bradley, Jessica Marion and David Lippen. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Item 1.A    Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Past performance by our management team is not indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team, is presented for informational purposes only. Any past experience and performance of our management team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of the performance of our management team as being indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders own 20.0% of our outstanding shares of common stock our initial public offering. Our initial stockholders and management team also may from time to time purchase shares of Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting discounts and commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting discounts and commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting discounts and commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many companies preparing for an initial public offering. As a result, at times, fewer attractive targets may be available to consummate an initial business combination. Recent business combinations have featured increased redemptions and difficulty raising PIPE funds. Moreover, inflation is rising at historic highs.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets postbusiness combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors.

The requirement that we complete our initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

The recent coronavirus (COVID-19) pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced, and is continuing to spread throughout the world, including the United States and Europe. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to the coronavirus, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 pandemic has resulted in a widespread health crisis that has and could continue to affect the economies and financial markets worldwide, business operations and the conduct of commerce generally and could have an unpredictable and potentially material adverse effect on the business of any potential target business with which we complete a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 pandemic restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which the COVID-19 pandemic impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the COVID-19 pandemic or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, it could have a material adverse effect on our ability to complete a business combination, or the operations of a target business with which we ultimately complete a business combination.

In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing and the coronavirus pandemic and other related events could have a material adverse effect on our ability to raise adequate financing.

We may not be able to complete our initial business combination within the 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period (subject to our ability to seek an extension of such 24-month period as described herein), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, including franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If we are unable to complete an initial business combination within the 24-month period, we may seek an amendment to our amended and restated certificate of incorporation to extend the period of time we have to complete an initial business combination beyond 24 months. Our amended and restated certificate of incorporation requires that such an amendment be approved by holders of 65% of our outstanding common stock.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (a) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock, and (c) the redemption of our public shares if we have not consummated our business combination within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 24 months from the closing of our initial public offering for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of our initial public offering before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If our securities are approved for listing, Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, the share price of our securities would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of 300 round-lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We may not be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and warrants will be listed on Nasdaq, our units, Class A common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Because we had net tangible assets in excess of $5,000,000 upon the successful completion of our initial public offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We have encountered, and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination, in conjunction with a stockholder vote or via a tender offer. Target businesses will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues in relation to a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm ), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. The underwriters of our initial public offering will not execute an agreement with us waiving such claims to the monies in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party  for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to theextent of any liability for such third-party claims However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares.

None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus, we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines.

If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues, cash flows, or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination. In addition, pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors so long as the sponsor and its permitted transferees continue to hold at least 50% of the number of founder shares held by the sponsor immediately prior to closing of our initial public offering and after any forfeiture of its founder shares.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and certain of our directors are employed by OEP, which is an investment manager to numerous investment funds and managed accounts which may make investments in companies that we may target for our initial business combination. Our independent directors may also serve as officers or board members for other entities. In addition, our Founders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented. In addition, we may be precluded from opportunities because they are being pursued by OEP and they may outperform any business we acquire.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” They may also have investments in target businesses. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business—Selection of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed (other than with respect to public shares they may acquire during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In September 2020, our sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. On January 5, 2021, our sponsor transferred 25,000 founder shares to each of Lori Lutey, Robert Sivitilli, Neil Kurtz and Emiko Higashi, our independent director nominees. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The number of founder shares issued was determined based on the expectation that the total size of our initial public offering would be a maximum of 34,500,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased, pursuant to a written agreement, an aggregate of  6,291,167 private placement warrants i, each exercisable for one share of our Class A common stock at $11.50 per share, for an aggregate purchase price of $9,436,750, or $1.50 per warrant, that will also be worthless if we do not complete a business combination. The founder shares are identical to the shares of Class A common stock included in the units being sold in our initial public offering, except that they are shares of Class B common stock that automatically convert into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination.

Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our sponsor after the consummation of our initial public offering and such interests may potentially conflict with those of our public stockholders as we evaluate and decide whether to recommend a potential business combination to our public stockholders.

Certain of our officers and directors may own membership interests in our sponsor and indirect interests in our Class B common stock and private placement warrants which may result in interests that differ from the economic interests of the investors in our initial public offering, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial business combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in our sponsor and our public stockholders that may not be resolved in favor of our public stockholders.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and the director designees of our sponsor, to approve our initial business combination, which may have the effect of delaying or preventing a business combination that our public stockholders would consider favorable.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and the director designees of our sponsor, to approve our initial business combination. Accordingly, it is unlikely that we will be able to enter into an initial business combination unless our sponsor’s members find the target and the business combination attractive. This may make it more difficult for us to approve and enter into an initial business combination than other blank check companies and could result in us not pursuing an acquisition target or other board or corporate action that our public stockholders would find favorable.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65%

of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own up to 20.0% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or with respect to any other provision relating to the rights of holders of our Class A common stock unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, including franchise and income taxes, divided by the number of the then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

If we pursue a target business with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations accordance with FASB’s Accounting Standards Update 2014-15, we have determined that if the Company is unable to complete a Business Combination by January 26, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Risks Relating to Our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (a) the completion of our initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within

24 months from the closing of our initial public offering or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock, and (c) the redemption of our public shares if we have not consummated our business combination within 24 months from the closing of our initial public offering, subject to applicable law. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our initial public offering in the event we do not complete our business combination and, therefore, we do not intend to comply with the procedures set forth in Section 280 of the DGCL.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

Holders of Class A common stock will not be entitled to vote on any election of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than twenty business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of shares of Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and officers) would be able to exercise their warrants and sell the shares of common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying shares of common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register the Class A common stock into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of our private placement warrants, holders of working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business in the technology, healthcare, and specialty industrials related sectors, we may complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors outside of the technology, healthcare, and specialty industrials related sectors (which industries may or may not be outside of our management’s areas of expertise).

Although we intend to focus on identifying business combination candidates in the technology, healthcare, and specialty industrials related sectors, we will consider a business combination outside of the technology, healthcare, and specialty industrial sectors if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in the technology, healthcare, and specialty industrials sectors after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the technology, healthcare, and specialty industrials sectors, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in the prospectus related to our initial public offering regarding the technology, healthcare, and specialty industrials sectors would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation will authorize the issuance of up to 400,000,000 shares of Class A common stock, par value $0.0001 per share, 40,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 undesignated shares of preferred stock, par value $0.0001 per share. There are currently 365,500,000 and 31,375,000 authorized but unissued Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account Class A common stock reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of Class B common stock. Our Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no shares of preferred stock issued and outstanding. Our Class B common stock is convertible into Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on our initial business combination or on any other proposal presented to stockholders prior to or in connection with the completion of an initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of our initial public offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

In addition, OEP manages numerous investment funds which may compete with us for acquisition opportunities and if pursued by them we may be precluded from such opportunities for our initial business combination. Investment ideas generated within OEP may be suitable for both us and for OEP and/or current or future investment funds managed by OEP and may be directed to them rather than to us. Such opportunities may outperform any businesses we select for our initial business combination. Neither OEP nor members of our management team who are also employed by OEP have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless, in the case of any such member of our management team, such opportunity satisfies the criteria described in the preceding paragraph. OEP and/or our management, in their capacities as employees of OEP or in their other endeavors, may be required to present potential business combination opportunities to other entities, before they present such opportunities to us.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of the prospectus related to our initial public offering to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Certain agreements related to our initial public offering may be amended without stockholder approval.

Each of the agreements related to our initial public offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, sponsor, officers and directors; the registration and stockholder rights agreement among us and our initial stockholders; the private placement warrants purchase agreement between us and our sponsor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our initial stockholders, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 20.0% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and prior to the completion of our initial business combination, only our initial stockholders will be able to appoint or remove directors. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. In addition, as long as our sponsor is controlled by our founders, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus related to our initial public offering, or defective provision, (ii) amending the provisions relating to cash dividends on shares of common stock as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement.

If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we may redeem your warrants after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares of common stock received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us as so long as they are held by our sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

We have issued  warrants to purchase 11,500,000 shares of our Class A common stock as part of the units offered by the prospectus related to our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement warrants to purchase 6,291,167 shares of Class A common stock at $11.50 per share. Prior to our initial public offering, our sponsor purchased 8,625,000 founder shares in a private placement. On January 5, 2021, our sponsor transferred 25,000 founder shares to each of Lori Lutey, Robert Sivitilli, Neil Kurtz and Emiko Higashi, our independent director nominees. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as set forth herein. In addition, if our sponsor or affiliates, directors or officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, except as otherwise set forth herein, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share of common stock and one whole warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to complete an initial business combination.

If (i) we issue additional common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share of common stock, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to complete an initial business combination with a target business.

General Risk Factors

The current conflict between Ukraine and Russia has caused unstable market and economic conditions and is expected to have additional global consequences.

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our common stock to be adversely affected.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments issued by the Company, as further described in our Amended Quarterly Report on Form  10-Q  as of and for the period ended September 30, 2021. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. This also resulted in the restatement of the Company’s balance sheet as of January 26, 2021 filed with the SEC.

Past performance by OEP and other businesses associated with our management team may not be indicative of future performance of an investment in the Company.

Information regarding performance by OEP and other businesses associated with our management team is presented for informational purposes only. Past performance by OEP and our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of OEP or other businesses associated with our management team’s performance as indicative of our future performance or of an investment in the Company or the returns the Company will, or is likely to, generate going forward. None of OEP or our officers or directors have had experience with blank check companies or special purpose acquisition companies in the past.

We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, OEP is focused on investments in the technology, healthcare, and specialty industrials sectors. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for OEP.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our shares of Class A common stock held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our shares of Class A common stock held by non-affiliates did not exceed $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing our initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation will designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director, or officer or employee of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director, or officer or employee of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) arising under the federal securities laws, including the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange

Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1.B.    Unresolved Staff Comments.

None.

Item 2    Properties.

We currently maintain our executive offices at 510 Madison Avenue, 19th Floor, New York, New York 10022. The cost for our use of this space is included in the $20,000 per month fee we will pay to an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.    Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.    Mine Safety Disclosures.

None.

PART II.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units began trading on Nasdaq on January 22, 2021. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant to purchase one share of Class A common stock. Holders of the Units could elect to separately trade the shares of Class A common stock and redeemable warrants included in the Units commencing on March 12, 2021. Any Units not separated continue to trade on the New York Stock Exchange under the symbol “OEPW.U.” Any underlying shares of Class A common stock  and redeemable warrants that were separated trade on the NYSE under the symbols “OEPW” and “OEPWW,” respectively.

(b)Holders

As of March 30, 2022, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A common stock, and approximately two holders of record of our redeemable warrants.

(c)Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

None.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In September 2020, our sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. On January 5, 2021, our sponsor transferred 25,000 founder shares to each of Lori Lutey, Robert Sivitilli, Neil Kurtz and Emiko Higashi, our independent director nominees. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The number of founder shares issued was determined based on the expectation that the total size of our initial public offering would be a maximum of 34,500,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination.

On January 26, 2021, the Sponsor purchased 6,291,167 Private Placement Warrants, each exercisable to purchase one shares of Class A common stock at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($9,436,750 in the aggregate), in a private placement that closed simultaneously with the closing of the Initial Public Offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On January 26, 2021, we consummated the Initial Public Offering of 34,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $345,000,000. Credit Suisse Securities (USA) LLC and RBC Capital Markets, LLC acted as joint book-running managers for the Initial Public Offering and Drexel Hamilton, LLC acted as lead manager for the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No.333-251925). The registration statement became effective on January 21, 2021.

In connection with the Initial Public Offering, we incurred offering costs of approximately $19.6 million (including approximately $12.1 million in deferred underwriting commissions). Other incurred offering costs consisted principally preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $345.0 million of the net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Annual Report.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final Annual Report related to the Initial Public Offering.

Item 6.    SELECTED FINANCIAL DATA.

Not applicable.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “One Equity Partners Open Water I Corp.,” “Open Equity Partners,” “our,” “us” or “we” refer to One Equity Partners Open Water I Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Our sponsor is OEP Open Water I Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on January 21, 2021. On January 26, 2021, we consummated our Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.6 million, of which approximately $12.1 million was for deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,291,167 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $9.4 million (Note 5).

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

Liquidity and Going Concern

As of December 31, 2021, we had approximately $0.9 million in its operating bank account, and working capital of approximately $1.0 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 5), and the loan proceeds from the Sponsor of approximately $120,000 under the Note (Note 5). We repaid the Note in full on January 29, 2021. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 26, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

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

Results of Operations

Our entire activity since inception up to December 31, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2021, we had net income of approximately $14.7 million, which consisted of approximately $16.8 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $43,000 of income from investments held in trust account, offset by approximately $914,000 in general and administrative expenses, franchise tax expense of approximately $197,000 and approximately $1.0 million in offering costs associated with derivative warrant liabilities.

For the period from September 1, 2020 (inception) through December 31, 2020, we had net loss of approximately $6,000, which consisted of approximately $3,000 in general and administrative expenses and approximately $3,000 in franchise tax expenses.

Contractual Obligations

Administrative Services Agreement

We entered into an agreement that provided that, on the date that ours securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay the Sponsor a total of $5,000 per month for office space, utilities, secretarial support and administrative services.

We incurred approximately $60,000 and $0 in general and administrative expenses in the accompanying statements of operations for the year ended December 31, 2021 and for the period from September 1, 2020 (inception) through December 31, 2020, respectively.

Our officers or directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or us or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of December 31, 2021, there was $60,000 for services in connection with such agreement on the accompanying balance sheet. There were no such payments or accruals as of December 31, 2020.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering have been estimated using a Monte Carlo simulation model in a risk-neutral framework. The initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the Private Placement Warrants has subsequently been determined using the listed price of the Public Warrants, as the Company has determined that the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. As such, the fair value of the Public Warrants and the Private Placement Warrants have been determined using listed prices in an active market as of December 31, 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering (including exercise of the over-allotment option), 34,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. There were no Class A shares issued or outstanding as of December 31, 2020.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,791,167 Class A common stock in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report on Form 10-K/A and is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of January 26, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 covered by this Yearly Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9.B.    Other Information.

None.

Item 9.C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10.    Directors, Executive Officer and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position
R. Todd Bradley	63	Co-Chairman of the Board of Directors and Chief Executive Officer
James Koven	48	Co-Chairman of the Board of Directors
Jessica Marion	43	Chief Financial Officer and Secretary
Paul (Chip) Schorr	54	Director
David Lippin	39	Executive Vice President
Jordan Lawrie	33	Vice President
Lori Lutey	57	Director
Robert Sivitilli	49	Director
Neil Kurtz, M.D	71	Director
Emiko Higashi	63	Director

R. Todd Bradley, our Co-Chairman and Chief Executive Officer since our formation, is also an Operating Partner at OEP Capital Advisors, L.P. (“OEP”), a middle market private equity firm formed in 2001. Mr. Bradley joined OEP in 2020 and is an Operating Partner based in New York. Mr. Bradley has extensive executive experience and works with OEP’s investment teams to identify operational excellence opportunities within the firm’s portfolio and with respect to new investments. Mr. Bradley is also currently a member of the Board of Directors of Mattel (NASDAQ: MAT), Commvault (NASDAQ: CVLT) and Spartronics, and previously served on the Board of Directors of TrueCar, Inc. (NASDAQ: TRUE) and Kodak (NYSE: KODK). Prior to joining OEP, Mr. Bradley served as CEO of mobile commerce and payments solutions at Mozido from 2016 to 2017 (acquired in 2017). Before Mozido, he was President of TIBCO Software, Inc., a global leader in enterprise infrastructure software, where he led its worldwide expansion and transitioned the business model to software-as-a-service in 2014 (acquired in 2014). Previously, from 2005 to 2014, Mr. Bradley was a senior executive at Hewlett-Packard where he headed the Personal Systems and Printing division that designs, produces, and sells PCs, workstations, and printers. Mr. Bradley has also held senior management positions at GE Capital, Palm Inc., Gateway, and AC Nielsen. He earned his BS in Business Administration from Towson University. Mr. Bradley is well qualified to serve as director due to his experience in public and private company board governance, as well as his extensive background in senior management.

James Waring Koven is our Co-Chairman. Mr. Koven joined OEP in 2001 and is a Senior Managing Director. During his tenure at OEP, Mr.Koven has worked on a number of investments in the industrial and business services industries and has led several of OEPs transactions. Mr.Koven is currently a member of the Board of Directors of W.W. Williams, MediaKind and Rosboro and has previously been a member of the Board of Directors of Carlson Wagonlit Travel, Polaroid, Global Packaging Corporation N.V., Travel Leaders Group, LLC, Genband, Inc., Merfish United, ANXeBusiness Corp. (“ANX”), Vertrue LLC, NuArx, Inc. and Zodiac Systems Inc. Prior to joining OEP, Mr. Koven worked at Crowley Maritime Corporation and Wm Sword & Co. Mr. Koven is co-Chairman of the National Rowing Foundation, a non-profit that provides funding for the U.S. Olympic Rowers and is a Steward at Henley Royal Regatta and a Steward of Brown University Crew. Mr. Koven received his A.B. in Mechanical Engineering from Brown University in 1995.

Jessica Marion, our Chief Financial Officer and Secretary, also serves as the Chief Financial Officer of OEP, a role she has held since October 2014. Ms. Marion joined OEP in 2001 and during her tenure at OEP, she has also held various positions including Accounting Manager and Controller. Between 2007 and 2012 she also worked for Private Equity Fund Services, the JPMorgan Fund Administration business as a Senior Fund Manager. Ms. Marion received her B.S. in finance from the University of Illinois Champaign-Urbana and her M.S. in accounting from the University of Illinois at Chicago.

Paul Carl (Chip) Schorr IV serves on our Board of Directors. Mr. Schorr is a Senior Managing Director at OEP. From 2011 to 2015, Mr. Schorr served as Chairman and Managing Partner of Augusta Columbia Capital, a private equity firm of which he was a founder, which was acquired by OEP in 2015. In addition, Mr. Schorr was a Senior Managing Director at The Blackstone Group Inc. from 2005 to 2011, where he served as the Global Head of Technology Investing. Mr. Schorr was also a Managing Partner at Citigroup Venture Capital Equity Partners from 1996 to 2005. Since 2010, Mr. Schorr has served on the Board of Directors of Ameritas Mutual Holding Company and Ameritas Life Insurance Corp. Mr. Schorr currently also serves on the Board of Directors of Allegro Microsystems, LLC, Computer Design & Integration LLC (CDI), ePAK International, Inc., Infobip, Orion Business Innovation, Rizing,

LLC, and Spartronics. Mr. Schorr has served on the Board of Directors of Emso Asset Management Limited, a London-based alternative asset manager focused on emerging markets, since 2014 and has served on the board nominating committee of Crayon Group Holding ASA, a Norwegian public company specializing in IT and digital transformation services since 2020. Mr. Schorr also serves on the Board of Directors of various non-profit organizations including Jazz at Lincoln Center, and the Whitney Museum in New York City and he chairs the Finance and Investment Committee at the Snowmass Village Chapel. Mr. Schorr received a B.S.F.S. from The School of Foreign Service of Georgetown University in 1989. Mr. Schorr received his M.B.A. from Harvard Business School in 1993. We believe Mr. Schorr’s extensive experience in leadership positions at financial institutions and his knowledge and insight in the technology sector, as well as his private and public company board experience, make him well qualified to serve as a member of our Board of Directors.

Lori Lutey serves on our Board of Directors. Ms. Lutey also serves on the Board of Directors of Tailwind Smith Cooper Holding Corporation as the Audit Committee Chair, and Myers Industries, Inc. (NYSE: MYE) as the Audit Committee Chair and Trench Safety Solutions Holdings, LLC as the Audit Committee Chair. From 2011 to 2018 Ms. Lutey was the Executive Vice President and CFO of Schneider National, Inc. Previously, Ms. Lutey held several Vice President positions at FedEx Corporation, including Vice President of Finance and Administration. Ms. Lutey previously served on the board of PS Logistics as the chair of the Audit Committee. Ms. Lutey holds a B.S. in Business Administration from Tennessee Technological University and an M.B.A. from the University of Memphis. We believe Ms. Lutey’s extensive experience in finance, as well as with corporate board governance, make her well qualified to serve as a member of our Board of Directors.

Robert Sivitilli serves on our Board of Directors. Since January 2017, Mr. Sivitilli has served as founding member of Stone Camel, LLC, an international venture investment and consulting firm. Since April, 2018, Mr. Sivitilli has served on the Board of Directors of ePAK International, Inc. From February, 2017 through May, 2019, Mr. Sivitilli served on the Board of Directors of Anvil International, LLC. From 1996 through his retirement from the firm in 2014, Mr. Sivitilli was an investment banker at J.P. Morgan, serving as Managing Director in various leadership roles including Head of Mergers and Acquisitions (M&A) for Asia, Chairman of the Capital Commitments Committee for Asia, and in Diversified Industries Client Coverage in North America. Mr. Sivitilli was awarded an M.B.A. in Finance and Accounting from the University of Chicago Booth School of Business and holds a B.A. in Economics from Rollins College. We believe Mr. Sivitilli’s extensive experience in M&A origination and structuring, capital markets execution, and his prior board experience, make him well qualified to serve as a member of our Board of Directors.

Neil Kurtz, M.D. serves on our Board of Directors. Dr. Kurtz also serves as the Chairman of the Board for Vineti, Inc., and as a Senior Advisor in Healthcare Services at Guggenheim Securities LLC. Dr. Kurtz has previously served on the Board of Directors of Medidata Solutions, Inc. and on the Board of Directors of Team Health Holdings Inc. From 2008 to 2019, Dr. Kurtz served as the CEO of Golden Living, LLC. From 2003 to 2008, Dr. Kurtz served as the CEO and member of the Board of Directors of Torrey Pines Pharmaceuticals, Inc. From 1995 to 2000, Dr. Kurtz served as CEO of Worldwide Clinical Trials, LLC. Dr. Kurtz has also held senior roles at Ingenix Pharmaceutical Services Inc., Boots Pharmaceuticals Inc., Bayer AG (XTRA: BAYN), Bristol-Myers Squibb (NYSE: BMY), and Merck & Co., Inc. (NYSE: MRK). Dr. Kurtz holds a Research Doctorate in Pharmacology from the University of California, Los Angeles, an M.D. in Neuroscience from the Medical College of Wisconsin, a B.A. in Psychology from New York University, and Dr. Kurtz is licensed to practice medicine in the State of California. We believe Dr. Kurtz’ extensive experience in company board and leadership roles make him well qualified to serve as a member of our Board of Directors.

Emiko Higashi serves on our Board of Directors. Ms. Higashi also currently serves on the Board of Directors for Rambus Inc. (NASDAQ: RMBS), Harvard Business School Global Advisory Board, Takeda Pharmaceutical Inc (TSE: 4502), and KLA-Tencor Corporation (NASDAQ: KLAC). Ms. Higashi is also the founder and a Managing Director of Tomon Partners, LLC, a firm specializing in M&A and strategic advisory for technology and healthcare companies. From 2016 to 2019, Ms. Higashi served on the Board of Directors of MetLife Insurance K.K. (a subsidiary of MetLife, Inc. (NYSE: MET). From 2014 to 2017, Ms. Higashi served on the Board of Directors of InvenSense Inc. From 2013 to 2017, Ms. Higashi served on the Board of Directors of Zeptor Inc.. Previously, Ms. Higashi served on the Board of Directors of Stentor Software and of Zen Research, as the CEO of Gilo Ventures, LLC, a Managing Director in the investment banking division of Merrill Lynch & Co., a Director at Wasserstein Perella & Co, Inc., an Associate at Lehman Brothers, Inc, a Consultant at McKinsey & Company, Inc., and a financial analyst at Mobil Sekiyu K.K. Ms. Higashi holds a B.A. in Communications from International Christian University in Tokyo and an M.B.A. from Harvard Business School. We believe Ms. Higashi’s extensive experience in company board and leadership roles across a variety of industries make her well qualified to serve as a member of our Board of Directors.

David Lippin has served as our Executive Vice President since September 2020. Mr. Lippin also currently serves as a Managing Director and the Head of Investor Relations at OEP. Prior to joining OEP, Mr. Lippin worked at Sun Capital Partners where he led investor relations activities including working closely with limited partners, managing the firm’s public relations efforts, raising capital, and additional strategic initiatives. Before joining Sun Capital, Mr. Lippin was an investment professional at GoldPoint Partners where he completed mezzanine investments, private equity fund investments, and equity co-investments. Prior to GoldPoint, Mr. Lippin worked at First Manhattan Consulting Group, providing business strategy and due diligence to private equity firms and financial institutions. Mr. Lippin received a B.A. in Economics from Harvard College.

Jordan Lawrie has served as our Vice President since September 2020. Mr. Lawrie also currently serves as a Senior Associate at OEP. During his tenure at OEP, Mr. Lawrie has focused on investments in the industrials and technology sectors. Prior to joining OEP, Mr. Lawrie was a Vice President in the investment banking division of Barclays where he focused on advising on capital markets transactions. Mr. Lawrie is the secretary and currently serves on the board of directors of ORS Medco and Rosboro Holdings LLC. Mr. Lawrie received a B.S. in Finance from Lehigh University in 2011 and an M.B.A. with a double major in Finance and Management from The Wharton School of the University of Pennsylvania in 2020.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Lori Lutey, Robert Sivitilli, Neil Kurtz and Emiko Higashi are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Robert Sivitilli and Neil Kurtz, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Lori Lutey, James Koven and Emiko Higashi, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of R. Todd Bradley and Paul Carl (Chip) Schorr IV, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Pursuant to an agreement entered into at the closing of our initial public offering, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors so long as the sponsor and its permitted transferees continue to hold at least 50% of the number of founder shares held by the sponsor immediately prior to closing of of our initial public offering and after any forfeiture of its founder shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a Chief Financial Officer, a Secretary and such other officers (including without limitation, a Chairman of the Board, Presidents, Vice Presidents, Assistant Secretaries and a Treasurer) as the Board from time to time may determine.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Lori Lutey, Robert Sivitilli, Neil Kurtz and Emiko Higashi serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to the exception described below. Lori Lutey, Robert Sivitilli, Neil Kurtz and Emiko Higashi are independent.

Lori Lutey serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Lori Lutey qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and
●	reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

We have established a compensation committee of our board of directors. Lori Lutey, Robert Sivitilli, Neil Kurtz and Emiko Higashi serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Lori Lutey, Robert Sivitilli, Neil Kurtz and Emiko Higashi are independent. Emiko Higashi serves as chair of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the $5,000 per month administrative fee payable to our sponsor and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. Lori Lutey, Robert Sivitilli, Neil Kurtz and Emiko Higashi serve on our nominating and corporate governance committee. Neil Kurtz serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee will be to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;
●	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter.

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Annual Report. We have also posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website oepopenwater.com under “Documents and Filings”. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

OEP manages numerous investment funds. OEP and its affiliates may compete with us for acquisition opportunities. If these entities or companies decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within OEP may be suitable for both us and for current or future investment funds managed by OEP and may be directed to such investment funds rather than to us. Neither OEP nor members of our management team who are also employed by OEP have any obligation to present us with any opportunity for a potential business combination of which they become aware. OEP and/or our management, in their capacities as partners, officers or employees of OEP or in their other endeavors, may be required to present potential business combinations to the related entities described above, current or future affiliates of OEP, or third parties, before they present such opportunities to us.

OEP and its affiliates and our officers and directors may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target.

Each of our officers and directors presently has, and any of them in the future may have additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
R. Todd Bradley	OEP Capital Advisors, L.P.	Private Equity	Operating Partner and Chief Financial Officer
	Mattel, Inc.	Leisure Products	Director
	Commvault	Systems Software Company	Director
	Spartronics	Semiconductors	Director
Jessica Marion	OEP Capital Advisors, L.P.	Private Equity	Chief Financial Officer
Paul Carl (Chip) Schorr IV	Allegro Microsystems, LLC	Semiconductors	Senior Managing Director
	Ameritas Life Insurance Corp	Insurance	Director
	Ameritas Mutual Holding Company	Insurance	Director
	Computer Design & Integration LLC	Information Technology	Director
	EMSO	Investments	Director
	ePAK International, Inc.	Semiconductors	Director
	Infobip	Technology	Director
	Jazz at Lincoln Center	Non-profit	Director
	OEP Capital Advisors, L.P.	Private Equity	Director
	Orion Business Innovation	Information Technology	Director

	Rizing, LLC	Information Technology	Director
	Snowmass Chapel	Non-Profit	Finance Committee
	Spartronics	Semiconductors	Director
	University of Nebraska Foundation	Non-profit	Finance Committee
	Whitney Museum of American Art	Non-profit	Trustee
James Koven	MediaKind	Technology	Director
	National Rowing Foundation	Non-Profit	Co-Chairman
	OEP Capital Advisors, L.P.	Private Equity	Senior Managing Director
	W.W. Williams	Distribution	Director
	Rosboro Holdings LLC	Engineered Lumber	Director
Lori Lutey	Tailwind Smith Cooper Holding Corporation	Metals and Mining	Director, Audit Committee Chair
	Myers Industries, Inc.	Industrials	Director, Audit Committee Chair
	Trench Safety Solutions Holdings, LLC	Construction Equipment Rentals	Director, Audit Committee Chair
Robert Sivitilli	ePAK International, Inc.	Semiconductors	Director
	Stone Camel, LLC	Investments/Consulting	Founding Member
Neil Kurtz	Guggenheim Securities LLC	Investment Banking	Senior Advisor
	Vineti, Inc.	Healthcare	Chairman
Emiko Higashi	Harvard Business School Global Advisory Board	Education	Director
	KLA-Tencor Corporation	Electronics	Director
	Rambus Inc.	Semiconductors	Director
	Takeda Pharmaceutical Inc.	Pharmaceuticals	Director
	Tomon Partners, LLC	Investment Banking	Founder, Managing Director
David Lippin	OEP Capital Advisors, L.P.	Private Equity	Managing Director
Jordan Lawrie	OEP Capital Advisors, L.P.	Private Equity	Associate
	ORS Medco	Wholesaler	Director and Secretary
	Rosboro Holdings LLC	Engineered Lumber	Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our initial stockholders have agreed (i) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination and a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A common stock and (ii) to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination; or (B) subsequent to our initial business combination, (x) if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our Founders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.
●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities.

Accordingly, if any of the above executive officers, directors or director nominees becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from an independent accounting firm that such initial business combination is fair to our company from a financial point of view.

As long as our sponsor is controlled by our founders, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. In the event that we submit our initial business combination to our public stockholders for a vote, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. Our initial stockholders have agreed to vote any founder shares held by them and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination.

Item 11.    Executive Officer and Director Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our sponsor or an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $5,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket  expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their  out-of-pocket  expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.    Principal Stockholders

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2022 with respect to our common stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 30, 2022.

	Class A Common Stock		Class B Common Stock(1)
		Approximate		Approximate
		Percentage of Class A		Percentage of Issued
Name and Address of		Issued and Outstanding		and Outstanding
Beneficial Owner(2)	Beneficially Owned	Common Stock	Beneficially Owned	Common Stock
OEP Open Water I Holdings, LLC (our Sponsor)(3)	—	—	8,525,000	19.7%
Sculptor Capital LP (4)	2,480,578	7.19%	—	—
Citadel Advisors LLC(5)	2,160,779	6.3%	—	—
R. Todd Bradley	—	—	—	—
Jessica Marion	—	—	—	—
Paul Carl (Chip) Schorr IV	—	—	—	—
James Koven	—	—	—	—
Lori Lutey	—	—	25,000	*
Robert Sivitilli	—	—	25,000	*
Neil Kurtz	—	—	25,000	*
Emiko Higashi	—	—	25,000	*
David Lippen	—	—	—	*
Jordan Lawrie	—	—	—	*
All officers and directors as a group (11 individuals)	—	—	100,000	*
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our stockholders is 510 Madison Avenue, 19th Floor, New York, New York 10022.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-251925).
(3)	Our sponsor is ultimately controlled by OEP Open Water I GP, LLC. There are three members of the board of managers of OEP Open Water I GP, LLC. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to our sponsor. Based upon the foregoing analysis, no individual manager of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.
(4)	Based solely on a Schedule 13G filed by Sculptor Capital LP, Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”); Sculptor Capital II LP (“Sculptor-II”), a Delaware limited partnership that is wholly owned by Sculptor, also serves as the investment manager to certain of the Accounts; the Common Shares reported in the Schedule 13G/A are held in the Accounts managed by Sculptor and Sculptor-II; Sculptor Capital Holding Corporation (“SCHC”), a Delaware corporation, serves as the general partner of Sculptor; and the Common Shares reported in this Schedule 13G/A are held in the Accounts managed by Sculptor; Sculptor Capital Holding II LLC (“SCHC-II”), a Delaware limited liability company that is wholly owned by Sculptor, serves as the general partner of Sculptor-II; Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company, is a holding company that is the sole stockholder of SCHC.; Sculptor Master Fund, Ltd. (“SCMF”) is a Cayman Islands company. Sculptor is the investment adviser to SCMF; Sculptor Enhanced Master Fund, Ltd. (“SCEN”) is a Cayman Islands company; Sculptor Special Funding, LP (“NRMD”) is a Cayman Islands exempted limited partnership; Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”) is a Cayman Islands company. Sculptor is the investment adviser to SCCO; Sculptor SC II LP (“NJGC”) is a Delaware limited partnership. Sculptor-II is the investment adviser to NJGC and (b) the address of the principal business offices of Sculptor, Sculptor-II, SCHC, SCHC-II, SCU, SCMF, NRMD, SCEN, SCCO and NJGC is 9 West 57 Street, 39 Floor, New York, NY 10019 The business address of Aristeia Capital L.L.C is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(5)	Based solely on a Schedule 13G jointly filed by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin with respect to the Shares of the above-named issuer owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The business address for each of the above 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In September 2020, we issued to our sponsor an aggregate of 8,625,000 founder shares in exchange for a payment of $25,000 from our sponsor to cover for certain expenses on behalf of us, or approximately $0.001 per share. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount of cash the sponsor paid for the founder shares by the number of founder shares issued. On January 5, 2021, our sponsor transferred 25,000 founder shares to each of Lori Lutey, Robert Sivitilli, Neil Kurtz and Emiko Higashi, our independent directors. The Initial Stockholders have agreed not to transfer, assign or sell, subject to certain limited exceptions, any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) subsequent to the initial Business Combination (x) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the stockholders having the right to exchange their Class A common stock for cash, securities or other property or (y) if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Founder Shares.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,291,167 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, to the Company’s Sponsor, generating gross proceeds to the Company of approximately $9.4 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. Certain proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. Our Sponsor and our officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

If we do not complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering or during any extension period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

Registration and Stockholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and stockholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

On September 4, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of January 26, 2021, the Company had borrowed approximately $120,000 under the Note. On January 29, 2021, the Company repaid the Note in full. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on January 26, 2021, the Company will reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $5,000 per month. The Company incurred approximately $60,000 in general and administrative expenses for the year ended December 31, 2021.

Item 14.    Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC (“Withum”) served as the Company’s independent registered public accounting firm for the year ended December 31, 2021. The following is a summary of fees paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from September 1, 2020 through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $92,701 and $30,385,respectively.

Audit Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees for the year ended December 31, 2021.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Withum approximately $4,120 for tax fees for the year ended December 31, 2021.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum any other fees for the year ended December 31, 2021.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items preapproved by such delegated members. Since the Company became a publicly listed company all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV.

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.
(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
4.1(1)	Warrant Agreement, dated January 26, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2*	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated January 26, 2021, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated January 26, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration and Stockholder Rights Agreement, dated January 26, 2021, among the Company, the Sponsor and certain other security holders named therein.
10.4(1)	Administrative Services Agreement, dated January 26, 2021, between the Company and the Sponsor.
10.5(1)	Private Placement Warrants Purchase Agreement, dated January 26, 2021, between the Company and the Sponsor.
10.6(2)	Promissory Note, dated September 4, 2021, issued by the Company to the Sponsor.
10.7(1)	Registration and Stockholder Rights Agreement between the Company, the Sponsor and the other parties thereto
31.1*

Certification of Chief Executive Officer and Director Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 26, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1/A filed on January 14, 2021 and incorporated by reference herein.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2022

ONE EQUITY PARTNERS OPEN
WATER I CORP.

/s/ R. Todd Bradley
By: R. Todd Bradley
Co-Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ R. Todd Bradley
Name:	R. Todd Bradley
Title:	Co-Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	March 31, 2022

/s/ Jessica Marion
Name:	Jessica Marion
Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
Date:	March 31, 2022

/s/ Paul (Chip) Schorr IV
Name:	Paul (Chip) Schorr IV
Title:	Director
Date:	March 31, 2022

/s/ Lori Lutey
Name:	Lori Lutey
Title:	Director
Date:	March 31, 2022

/s/ Robert Sivitilli
Name:	Robert Sivitilli
Title:	Director
Date:	March 31, 2022

/s/ Neil Kurtz, M.D
Name:	Neil Kurtz, M.D
Title:	Director
Date:	March 31, 2022

/s/ Emiko Hagashi
Name:	Emiko Higashi
Title:	Director
Date:	March 31, 2022

ONE EQUITY PARTNERS OPEN WATER I CORP.

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the Year Ended December 31, 2021 and for the period from September 1, 2020 (inception) through December 31, 2020	F-4

Statements of Changes in Stockholders’ Equity (Deficit) for the Year Ended December 31, 2021 and for the period from September 1, 2020 (inception) through December 31, 2020	F-5

Statements of Cash Flows for the Year Ended December 31, 2021 and for the period from September 1, 2020 (inception) through December 31, 2020	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(WITHUM to provide)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

One Equity Partners Open Water I Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of One Equity Partners Open Water I Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from September 1, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from September 1, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statement

As described in Note 2 to the financial statements, the Company’s previously issued January 26, 2021 financial statement has been restated herein to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 26, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 30, 2022

PCAOB ID Number 100

ONE EQUITY PARTNERS OPEN WATER I CORP.

BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$907,893	$54,640
Prepaid expenses	908,774	—
Total current assets	1,816,667	54,640
Deferred offering costs	—	326,573
Investments held in Trust Account	345,043,249	—
Total Assets	$346,859,916	$381,213

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$423,124	$—
Accrued expenses	392,423	252,320
Franchise tax payable	200,000	2,702
Note payable - related party	—	107,400
Total current liabilities	1,015,547	362,422
Derivative warrant liabilities	10,140,970	—
Deferred underwriting commissions	12,075,000	—
Total liabilities	23,231,517	362,422

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 34,500,000 and -0- shares at redemption value of $10.00 per share as of December 31, 2021 and 2020, respectively	345,000,000	—

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; no non-redeemable shares issued and outstanding	—	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 8,625,000 shares issued and outstanding as of December 31, 2021 and 2020	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(21,372,464)	(6,209)
Total stockholders’ equity (deficit)	(21,371,601)	18,791
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$346,859,916	$381,213

The accompanying notes are an integral part of these financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

STATEMENTS OF OPERATIONS

		For the Period from
		September 1, 2020
	For the Year Ended	(inception) through
	December 31, 2021	December 31, 2020
General and administrative expenses	$854,008	$3,507
General and administrative expenses - related party	60,000	—
Franchise tax expense	197,298	2,702
Loss from operations	(1,111,306)	(6,209)
Other income (expenses):
Offering costs associated with derivative warrant liabilities	(1,011,102)	—
Change in fair value of derivative warrant liabilities	16,775,780	—
Income from investments held in Trust Account	43,249	—
Net income (loss)	$14,696,621	$(6,209)

Weighted average shares outstanding of Class A common stock, basic and diluted	32,136,986	—
Basic and diluted net income per share, Class A common stock	$0.36	$—
Weighted average shares outstanding of Class B common stock, basic	8,547,945	7,500,000
Weighted average shares outstanding of Class B common stock, diluted	8,625,000	7,500,000
Basic and diluted net income (loss) per share, Class B common stock	$0.36	$(0.00)

The accompanying notes are an integral part of these financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31,2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	—	$—	8,625,000	$863	$24,137	$(6,209)	$18,791
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(24,137)	(36,062,876)	(36,087,013)
Net income	—	—	—	—	—	14,696,621	14,696,621
Balance – December 31, 2021	—	$—	8,625,000	$863	$—	$(21,372,464)	$(21,371,601)

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - September 1, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(6,209)	(6,209)
Balance - December 31, 2020	—	$—	8,625,000	$863	$24,137	$(6,209)	$18,791

The accompanying notes are an integral part of these financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

STATEMENTS OF CASH FLOWS

		For the period from
		September 1, 2020
	For the Year Ended	(inception) through
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$14,696,621	$(6,209)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	1,011,102	—
Change in fair value of derivative warrant liabilities	(16,775,780)	—
Income from investments held in Trust Account	(43,249)	—
Changes in operating assets and liabilities:
Prepaid expenses	(908,774)	—
Accounts payable	325,444	—
Accrued expenses	70,103	3,507
Franchise tax payable	197,299	2,702
Net cash used in operating activities	(1,427,234)	—

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)	—
Net cash used in investing activities	(345,000,000)	—

Cash Flows from Financing Activities:
Proceeds of note payable to related party	8,000	107,400
Payment for deferred offering costs	—	(77,760)
Repayment of note payable to related party	(120,400)	—
Proceeds received from initial public offering, gross	345,000,000	—
Proceeds received from private placement	9,436,750	—
Offering costs paid	(7,043,863)	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	347,280,487	54,640

Net increase in cash	853,253	54,640

Cash - beginning of the period	54,640	—
Cash - end of the period	$907,893	$54,640

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$97,680	$—
Offering costs included in accrued expenses	$70,000	$—
Offering costs paid by related party under promissory note	$5,000	$—
Deferred underwriting commissions in connection with the initial public offering	$12,075,000	$—
Deferred offering costs included in accrued expenses	$—	$248,813

The accompanying notes are an integral part of these financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is OEP Open Water I Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 21, 2021. On January 26, 2021, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.6 million, of which approximately $12.1 million was for deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,291,167 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $9.4 million (Note 5).

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

The Company will provide the holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $0.9 million in its operating bank account and working capital of approximately $1.0 million .

Interest income on the balance in the Trust Account may be used by the Company to pay franchise and income tax obligations. Through December 31, 2021, the Company has not withdrawn any interest earned on the Trust Account to pay franchise or income tax obligations. The Company intends to use substantially all of the funds held in the Trust Account to complete the initial Business Combination and to pay the expenses relating thereto. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete the initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

The Company’s liquidity needs through the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of approximately $120,000 under the Note (Note 4). The Company repaid the Note in full on January 29, 2021. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 26, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

Note 2 – Restatement of Previously Filed Balance Sheet

The Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to redemption in temporary equity and to classify its outstanding warrants as liabilities.

In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with this balance sheet, the Company revised this interpretation to include temporary equity in net tangible assets.

Additionally, the Company reevaluated the accounting treatment of (i) the 11,500,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in it’s the Initial Public Offering and (ii) the 6,291,167 Private Placement Warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering (together with the Public Warrants, the “Warrants”). The Company previously classified the Warrants in stockholders’ equity. In further consideration of the guidance in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each subsequent reporting date, with changes in fair value recognized in earnings and losses.

In accordance with FASB ASC Topic 340, “Other Assets and Deferred Costs,” as a result of the classification of the Warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and shares of Class A common stock included in the Units.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed balance sheet that contained the error, reported in the Company’s Form 8-K filed with the SEC on February 1, 2021 (the “Post-IPO Balance Sheet”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet should be restated to present all outstanding shares of Class A common stock subject to possible redemption as temporary equity, to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, and to classify all outstanding Warrants as liabilities. The previously presented Post-IPO Balance Sheet and should no longer be relied upon.

The impact of the restatement to the Post-IPO Balance Sheet is the reclassification of 1,517,633 Class A common stock from permanent equity to Class A common stock subject to possible redemption and reclassification of approximately $27.0 million of Warrants as liabilities as presented below:

As of January 26, 2021:	As Previously Reported	Adjustment	As Restated
Total assets	$347,588,550	—	$347,588,550
Total current liabilites	$689,873	$—	$689,873
Deferred undetwriting commissions	12,075,000	—	12,075,000
Derivative warrant liabilities	—	27,042,574	27,042,574
Total liabilities	$12,764,873	$27,042,574	$39,807,447
Class A common stock subject to possible redemption	329,823,670	15,176,330	345,000,000
Preferred stock	—	—	—
Class A common stock	152	(152)	—
Class B common stock	863	—	863
Additional paid-in capital	5,018,950	(5,018,950)	—
Accumulated deficit	(19,958)	(37,199,802)	(37,219,760)
Total stockholder’s equity (deficit)	$5,000,007	$(42,218,904)	$(37,218,897)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholder’s Equity (Deficit)	$347,588,550	$—	$347,588,550

Note 3 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering have been estimated using a Monte Carlo simulation model in a risk-neutral framework. The initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the Private Placement Warrants has subsequently been determined using the listed price of the Public Warrants, as the Company has determined that the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. As such, the fair value of the Public Warrants and the Private Placement Warrants have been determined using listed prices in an active market as of December 31, 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,791,167 Class A common stock in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021, and for the period from September 1, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B common stock that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock:

			For the Period from September 1,
	For the Year Ended		2020 (inception) through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic net income (loss) per common stock:
Numerator:
Allocation of net income (loss) - Basic	$11,608,846	$3,087,775	$—	$(6,209)
Allocation of net income (loss) - Diluted	$11,586,901	$3,109,720		$(6,209)
Denominator:
Basic weighted average common stock outstanding	32,136,986	8,547,945	—	7,500,000
Diluted weighted average common stock outstanding	32,136,986	8,625,000		7,500,000
Basic net income (loss) per common stock	$0.36	$0.36	$—	$(0.00)
Diluted net income (loss) per common stock	$0.36	$0.36	$—	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 or December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

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

Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 5 — Related Party Transactions

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.

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

Administrative Services Agreement

The Company entered into an agreement that provided that, on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $5,000 per month for office space, utilities, secretarial support and administrative services. For the year ended December 31, 2021, the Company incurred expenses of $60,000 under this agreement. As of December 31, 2021 and December 31, 2020, the Company had $60,000 and $0 outstanding for services in connection with such agreement included in accounts payable on the accompanying condensed balance sheets, respectively.

Note 6 — Commitments and Contingencies

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

Note 7 — Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 345,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet. There were no shares of Class A common stock issued or outstanding as of December 31, 2020.

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

Note 8 - Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 345,000,000 shares of Class A common stock issued or outstanding. All shares subject to possible redemption have been classified as temporary equity (see Note 7). As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock—The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 8,625,000 shares of Class B common stock issued and outstanding (see Note 5).

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

Note 9—Warrants

As of December 31, 2021, the Company had 11,500,000 Public Warrants and 6,291,167 Private Placement Warrants outstanding. As of December 31, 2020, there were no warrants issued or outstanding.

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

Note 10 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$345,043,249	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$6,555,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$3,585,970	$—

As of December 31, 2020, there were no assets or liabilities that are measured at fair value on a recurring basis.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in March 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in March 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2021.

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

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	26,916,750
Transfer of Public Warrants to Level 1	(17,480,000)
Transfer of Private Placement Warrants to Level 2	(9,436,750)
Change in fair value of derivative warrant liabilities	—
Derivative warrant liabilities at December 31, 2021	$—

The following table provides quantitative information regarding Level 3 fair value measurements inputs at the IPO date:

The following table provides quantitative information regarding Level 3 fair value measurements inputs at the IPO date:
At Initial Issuance
Exercise price	$11.5
Stock price	$9.49
Volatility	26.0%
Term (years)	5.0
Risk-free rate	0.09% - 0.54%

Note 11 — Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the year ended December 31, 2021.

The income tax provision (benefit) consists of the following:

September 1,
2020 (inception) through
	December 31, 2021	December 31, 2020
Current
Federal	$—	$—
State	—	—
Deferred
Federal	(224,292)	(1,304)
State	—	—
Valuation allowance	224,292	1,304
Income tax provision	$—	$—

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Start-up/Organization costs	$192,678	$736
Net operating loss carryforwards	32,918	567
Total deferred tax assets	225,596	1,304
Valuation allowance	(225,596)	(1,304)
Deferred tax asset, net of allowance	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2021, the valuation allowance was approximately $224,000.

There were no unrecognized tax benefits as of December 31, 2021. No amounts were accrued for the payment of interest and penalties at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

		For the Period from
		September 1, 2020
		(inception) through
	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	(24.0)%	0.0%
Transaction costs allocated to derivative warrant liabilities	1.4%	0.0%
Change in valuation allowance	1.6%	(21.0)%
Income tax expenses (benefit)	0.0%	0.0%

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were available to be issued. Based upon this review, except as set forth above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.