Form 10-Q
period 2022-03-31
One Equity Partners Open Water I Corp.
filed 2022-05-16
CIK 1824677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ONE EQUITY PARTNERS OPEN WATER I CORP.

Form 10-Q

For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

ONE EQUITY PARTNERS OPEN WATER I CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$533,689	$907,893
Prepaid expenses	885,883	908,774
Total current assets	1,419,572	1,816,667
Investments held in Trust Account	345,051,758	345,043,249
Total Assets	$346,471,330	$346,859,916

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$429,748	$423,124
Accrued expenses	322,423	392,423
Franchise tax payable	50,000	200,000
Due to related party	4,050	—
Total current liabilities	806,221	1,015,547
Derivative warrant liabilities	5,871,090	10,140,970
Deferred underwriting commissions	12,075,000	12,075,000
Total liabilities	18,752,311	23,231,517

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 34,500,000 shares at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	345,000,000	345,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; no non-redeemable shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 8,625,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(17,281,844)	(21,372,464)
Total stockholders’ deficit	(17,280,981)	(21,371,601)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$346,471,330	$346,859,916

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2022	2021
General and administrative expenses	$129,568	$94,569
General and administrative expenses - related party	15,000	15,000
Franchise tax expense	43,201	48,269
Loss from operations	(187,769)	(157,838)
Other income (expenses):
Offering costs associated with derivative warrant liabilities	—	(1,011,102)
Change in fair value of derivative warrant liabilities	4,269,880	14,462,930
Income from investments held in Trust Account	8,509	19,360
Net income	$4,090,620	$13,313,350

Weighted average shares outstanding of Class A common stock, basic and diluted	34,500,000	24,916,667
Basic and diluted net income per share, Class A common stock	$0.09	$0.40
Weighted average shares outstanding of Class B common stock, basic	8,625,000	8,312,500
Weighted average shares outstanding of Class B common stock, diluted	8,625,000	8,625,000
Basic net income per share, Class B common stock	$0.09	$0.40
Diluted net income per share, Class B common stock	$0.09	$0.40

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	8,625,000	$863	$—	$(21,372,464)	$(21,371,601)
Net income	—	—	—	—	—	4,090,620	4,090,620
Balance – March 31, 2022(unaudited)	—	$—	8,625,000	$863	$—	$(17,281,844)	$(17,280,981)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	8,625,000	$863	$24,137	$(6,209)	$18,791
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(24,137)	(36,062,876)	(36,087,013)
Net income	—	—	—	—	—	13,313,350	13,313,350
Balance - March 31, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(22,755,735)	$(22,754,872)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,090,620	$13,313,350
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	—	1,011,102
Change in fair value of derivative warrant liabilities	(4,269,880)	(14,462,930)
Income from investments held in Trust Account	(8,509)	(19,360)
Changes in operating assets and liabilities:
Prepaid expenses	22,891	(1,153,770)
Accounts payable	6,624	18,507
Accrued expenses	(70,000)	10,993
Due to related party	4,050	—
Franchise tax payable	(150,000)	48,269
Net cash used in operating activities	(374,204)	(1,233,839)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds of note payable to related party	—	8,000
Repayment of note payable to related party	—	(120,400)
Proceeds received from initial public offering, gross	—	345,000,000
Proceeds received from private placement	—	9,436,750
Offering costs paid	—	(7,101,862)
Net cash provided by financing activities	—	347,222,488

Net change in cash	(374,204)	988,649

Cash - beginning of the period	907,893	54,640
Cash - end of the period	$533,689	$1,043,289

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$346,493
Offering costs included in accrued expenses	$—	$12,000
Offering costs paid by related party under promissory note	$—	$5,000
Deferred underwriting commissions in connection with the initial public offering	$—	$12,075,000

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below,and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 4) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $534,000 in its operating bank account and working capital of approximately $663,000 (not taking into account approximately $50,000 in tax obligations that may be paid using investment income classified in the Trust Account).

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Interest income on the balance in the Trust Account may be used by the Company to pay franchise and income tax obligations. Through March 31, 2022, the Company has not withdrawn any interest earned on the Trust Account to pay franchise or income tax obligations. The Company intends to use substantially all of the funds held in the Trust Account to complete the initial Business Combination and to pay the expenses relating thereto. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete the initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.The Company’s liquidity needs through the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $120,000 under the Note (Note 3). The Company repaid the Note in full on January 29, 2021. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 26, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2022.

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

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the derivative warrant liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 9).

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering have been estimated using a Monte Carlo simulation model in a risk-neutral framework. The initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the Private Placement Warrants has subsequently been determined using the listed price of the Public Warrants, as the Company has determined that the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. As such, the fair value of the Public Warrants and the Private Placement Warrants have been determined using listed prices in an active market as of March 31, 2022 and December 31, 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income per common stock is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,791,167 Class A common stock in the calculation of diluted per share, because in the calculation of diluted per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net per share is the same as basic net per share for the three months ended March 31, 2022 and for the year ended December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B common stock that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of common stock:

	For The Three Months Ended
	March 31, 2022
	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$3,272,496	$818,124
Denominator:
Basic and diluted weighted average common stock outstanding	34,500,000	8,625,000

Basic and diluted net income per common stock	$0.09	$0.09

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For The Three Months Ended
	March 31, 2021
	Class A	Class B
Basic net income per common stock:
Numerator:
Allocation of net income, basic	$9,982,926	$3,330,424
Allocation of net income, diluted	$9,889,917	$3,423,433
Denominator:
Weighted average common stock outstanding, basic	24,916,667	8,312,500
Weighted average common stock outstanding, diluted	24,916,667	8,625,000
Net income per common stock, basic	$0.40	$0.40
Net income per common stock, diluted	$0.40	$0.40

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had a full valuation allowance against the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

The Company entered into an agreement that provided that, on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $5,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended March 31, 2022 and 2021, the Company incurred expenses of $15,000 under this agreement. As of March 31, 2022 and December 31, 2021, the Company had $75,000 and $60,000, respectively, outstanding for services in connection with such agreement included in accounts payable on the accompanying condensed balance sheets.

The Company’s officers or directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of and for the three months ended March 31, 2022, there was $4,050 accrued for such expenses on the accompanying condensed financial statements. There were no such expenses incurred for the three months ended March 31, 2021 and there was no outstanding balance as of December 31, 2021.

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

Note 6 — Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$345,000,000
Less:
Fair value of Public Warrants at issuance	(17,480,000)
Offering costs allocated to Class A common stock subject to possible redemption	(18,607,013)
Plus:
Accretion on Class A common stock subject to possible redemption amount	36,087,013
Class A common stock subject to possible redemption	$345,000,000

Note 7 - Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 345,000,000 shares of Class A common stock issued or outstanding. All shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Common Stock—The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. As  of March 31, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding (see Note 4).

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

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Warrants Liabilities

As of March 31, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 6,291,167 Private Placement Warrants outstanding.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022
		Significant
		Other	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$345,051,758	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$3,795,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$2,076,090	$—

December 31, 2021
		Significant
		Other	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$345,043,249	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$6,555,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$3,585,970	$—

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

traded in March 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in March 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Liquidity and Going Concern

As of March 31, 2022, we had approximately $534,000 in its operating bank account, and working capital of approximately $663,000 (not taking into account approximately $50,000 in tax obligations that may be paid using investment income classified in the Trust Account).

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 26, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

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

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had net income of approximately $4.1 million, which consisted of approximately $4.3 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $9,000 of income from investments held in trust account, offset by approximately $145,000 in general and administrative expenses, and franchise tax expense of approximately $43,000.

For the three months ended March 31, 2021, we had net income of approximately $13.3 million, which consisted of approximately $14.5 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $19,000 of income from investments held in trust account, partially offset by approximately $110,000 in general and administrative expenses, approximately $48,000 in franchise tax expense, and approximately $1.0 million in offering costs associated with derivative warrant liabilities.

Contractual Obligations

Administrative Services Agreement

We entered into an agreement that provided that, on the date that ours securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay the Sponsor a total of $5,000 per month for office space, utilities, secretarial support and administrative services. We incurred approximately $15,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, we had $75,000 and $60,000, respectively, outstanding for services in connection with such agreement included in accounts payable on the accompanying condensed balance sheets.

Our officers or directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or us or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of and for the three months ended March 31, 2022, there was $4,050 accrued for such expenses on the accompanying condensed balance sheets. There were no such expenses incurred for the three months ended March 31, 2021 and the were was no outstanding balance as of December 31, 2021.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering have been estimated using a Monte Carlo simulation model in a risk-neutral framework. The initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the Private Placement Warrants has subsequently been determined using the listed price of the Public Warrants, as the Company has determined that the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. As such, the fair value of the Public Warrants and the Private Placement Warrants have been determined using listed prices in an active market as of March 31, 2022 and December 31, 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income per common stock is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,791,167 Class A common stock in the calculation of diluted per share, because in the calculation of diluted per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net per share is the same as basic net per share for the three months ended March 31, 2022 and for the year ended December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B common stock that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s condensed financial statements

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and the presentation of earnings per share. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We have identified a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments issued by the Company. Additionally, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. Our management and our audit committee concluded that it was appropriate to restate previously issued condensed financial statements for the Affected Periods, respectively, to classify all public shares subject to possible redemption in temporary equity.

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

Changes in Internal Control over Financial Reporting

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.  Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 31, 2022, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC, except as set forth below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: May 16, 2022	ONE EQUITY PARTNERS OPEN WATER I CORP.

	By:	/s/ R. Todd Bradley
	Name:	R. Todd Bradley
	Title:	Chief Executive Officer