Form 10-Q
period 2022-06-30
One Equity Partners Open Water I Corp.
filed 2022-08-15
CIK 1824677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ONE EQUITY PARTNERS OPEN WATER I CORP.

Form 10-Q

For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

ONE EQUITY PARTNERS OPEN WATER I CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$337,527	$907,893
Prepaid expenses	793,492	908,774
Current deferred tax asset	17,871	—
Total current assets	1,148,890	1,816,667
Investments held in Trust Account	345,208,101	345,043,249
Total Assets	$346,356,991	$346,859,916

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$442,305	$423,124
Accrued expenses	360,182	392,423
Franchise tax payable	12,842	200,000
Total current liabilities	815,329	1,015,547
Derivative warrant liabilities	1,957,030	10,140,970
Deferred underwriting commissions	12,075,000	12,075,000
Total liabilities	14,847,359	23,231,517

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 34,500,000 shares at redemption value of $10.00 per share as of June 30, 2022 and December 31, 2021	345,000,000	345,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; no non-redeemable shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(13,491,231)	(21,372,464)
Total stockholders’ deficit	(13,490,368)	(21,371,601)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$346,356,991	$346,859,916

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$232,661	$240,599	$362,229	$335,168
General and administrative expenses - related party	15,000	15,000	30,000	30,000
Franchise tax expense	50,000	49,315	93,201	97,584
Loss from operations	(297,661)	(304,914)	(485,430)	(462,752)
Other income (expenses):
Offering costs associated with derivative warrant liabilities	—	—	—	(1,011,102)
Change in fair value of derivative warrant liabilities	3,914,060	(3,558,230)	8,183,940	10,904,700
Income from investments held in Trust Account	156,343	7,941	164,852	27,301
Income (loss) before income taxes	$3,772,742	$(3,855,203)	$7,863,362	$9,458,147
Income tax benefit	17,871	—	17,871	—
Net income (loss)	$3,790,613	$(3,855,203)	$7,881,233	$9,458,147

Weighted average shares outstanding of Class A common stock, basic and diluted	34,500,000	34,500,000	34,500,000	29,734,807
Basic and diluted net income (loss) per share, Class A common stock	$0.09	$(0.09)	$0.18	$0.25
Weighted average shares outstanding of Class B common stock, basic	8,625,000	8,625,000	8,625,000	8,469,613
Weighted average shares outstanding of Class B common stock, diluted	8,625,000	8,625,000	8,625,000	8,625,000
Basic net income (loss) per share, Class B common stock	$0.09	$(0.09)	$0.18	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	8,625,000	$863	$—	$(21,372,464)	$(21,371,601)
Net income	—	—	—	—	—	4,090,620	4,090,620
Balance — March 31, 2022	—	—	8,625,000	863	—	(17,281,844)	(17,280,981)
Net income	—	—	—	—	—	3,790,613	3,790,613
Balance – June 30, 2022	—	$—	8,625,000	$863	$—	$(13,491,231)	$(13,490,368)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	8,625,000	$863	$24,137	$(6,209)	$18,791
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(24,137)	(36,062,876)	(36,087,013)
Net income	—	—	—	—	—	13,313,350	13,313,350
Balance - March 31, 2021	—	—	8,625,000	863	—	(22,755,735)	(22,754,872)
Net loss	—	—	—	—	—	(3,855,203)	(3,855,203)
Balance - June 30, 2021	—	$—	8,625,000	$863	$—	$(26,610,938)	$(26,610,075)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,881,233	$9,458,147
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	—	1,011,102
Change in fair value of derivative warrant liabilities	(8,183,940)	(10,904,700)
Income from investments held in Trust Account	(164,852)	(27,301)
Changes in operating assets and liabilities:
Prepaid expenses	115,282	(1,070,421)
Current deferred tax asset	(17,871)	—
Accounts payable	19,181	312,320
Accrued expenses	(32,241)	(212,320)
Franchise tax payable	(187,158)	97,585
Net cash used in operating activities	(570,366)	(1,335,588)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds of note payable to related party	—	8,000
Repayment of note payable to related party	—	(120,400)
Proceeds received from initial public offering, gross	—	345,000,000
Proceeds received from private placement	—	9,436,750
Offering costs paid	—	(7,043,863)
Net cash provided by financing activities	—	347,280,487

Net change in cash	(570,366)	944,899

Cash - beginning of the period	907,893	54,640
Cash - end of the period	$337,527	$999,539

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$346,493
Offering costs included in accrued expenses	$—	$70,000
Offering costs paid by related party under promissory note	$—	$5,000
Deferred underwriting commissions in connection with the initial public offering	$—	$12,075,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below,and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $338,000 in its operating bank account and working capital of approximately $346,000 (not taking into account approximately $17,000 in tax obligations that may be paid using investment income classified in the Trust Account).

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Interest income on the balance in the Trust Account may be used by the Company to pay franchise and income tax obligations. Through June 30, 2022, the Company has not withdrawn any interest earned on the Trust Account to pay franchise or income tax obligations. The Company intends to use substantially all of the funds held in the Trust Account to complete the initial Business Combination and to pay the expenses relating thereto. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete the initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.The Company’s liquidity needs through the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $120,000 under the Note (Note 4). The Company repaid the Note in full on January 29, 2021. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering have been estimated using a Monte Carlo simulation model in a risk-neutral framework. The initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the Private Placement Warrants has subsequently been determined using the listed price of the Public Warrants, as the Company has determined that the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. As such, the fair value of the Public Warrants and the Private Placement Warrants have been determined using listed prices in an active market as of June 30, 2022 and December 31, 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per common stock is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net does not income (loss) per share consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,791,167 Class A common stock in the calculation of diluted per share, because in the calculation of diluted per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net per share is the same as basic net per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B common stock that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of common stock:

	For The Three Months Ended		For The Three Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss), basic and diluted	$3,032,490	$758,123	$(3,084,162)	$(771,041)
Denominator:
Weighted average common stock outstanding, basic and diluted	34,500,000	8,625,000	34,500,000	8,625,000
Net income (loss) per common stock, basic and diluted	$0.09	$0.09	$(0.09)	$(0.09)

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For The Six Months Ended		For The Six Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic net income per common stock:
Numerator:
Allocation of net income, basic	$6,304,986	$1,576,247	$7,361,352	$2,096,795
Allocation of net income, diluted	$6,304,986	$1,576,247	$7,331,533	$2,126,614
Denominator:
Weighted average common stock outstanding, basic	34,500,000	8,625,000	29,734,807	8,469,613
Weighted average common stock outstanding, diluted	34,500,000	8,625,000	29,734,807	8,625,000
Net income per common stock, basic	$0.18	$0.18	$0.25	$0.25
Net income per common stock, diluted	$0.18	$0.18	$0.25	$0.25

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

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

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Administrative Services Agreement

The Company entered into an agreement that provided that, on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $5,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended June 30, 2022 and 2021, the Company incurred expenses of $15,000 under this agreement. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of $30,000 under this agreement. As of June 30, 2022 and December 31, 2021, the Company had $90,000 and $60,000, respectively, outstanding for services in connection with such agreement included in accounts payable on the accompanying condensed balance sheets.

The Company’s officers or directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There were no such expenses incurred for the six months ended June 30, 2022 or 2021 and there was no outstanding balance as of December 31, 2021.

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

Note 6 — Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

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

Note 7 - Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 345,000,000 shares of Class A common stock issued or outstanding. All shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Common Stock—The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding (see Note 3).

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

Note 8—Warrants Liabilities

As of June 30, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 6,291,167 Private Placement Warrants outstanding.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022
		Significant
		Other	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$345,208,101	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$1,265,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$692,030	$—

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

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in March 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in March 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2022.

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

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	26,916,750
Transfer of Public Warrants to Level 1	(17,480,000)
Transfer of Private Placement Warrants to Level 2	(9,436,750)
Change in fair value of derivative warrant liabilities	—
Derivative warrant liabilities at June 30, 2021	$—

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

Liquidity and Going Concern

As of June 30, 2022, we had approximately $338,000 in its operating bank account, and working capital of approximately $346,000 (not taking into account approximately $13,000 in tax obligations that may be paid using investment income classified in the Trust Account).

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

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had net income of approximately $3.8 million, which consisted of approximately $3.9 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities, approximately $156,000 of income from investments held in trust account, and income tax benefit of approximately $18,000, offset by approximately $233,000 in general and administrative expenses, $15,000 in general and administrative expenses – related party, and franchise tax expense of approximately $50,000.

For the three months ended June 30, 2021, we had net loss of approximately $3.9 million, which consisted of approximately $3.6 million of non-operating loss resulting from the change in fair value of derivative warrant liabilities, approximately $241,000 in general and administrative expenses, $15,000 in general and administrative expenses – related party and franchise tax expense of approximately $49,000, and approximately $8,000 of income from investments held in trust account.

For the six months ended June 30, 2022, we had net income of approximately $7.9 million, which consisted of approximately $8.2 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities, approximately $165,000 of income from investments held in trust account, and income tax benefit of approximately $18,000, offset by approximately $15,000 in income tax expenses, approximately $362,000 in general and administrative expenses, $30,000 in general and administrative expenses – related party, and franchise tax expense of approximately $93,000.

For the six months ended June 30, 2021, we had net income of approximately $9.5 million, which consisted of approximately $10.9 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $27,000 of income from investments held in trust account, offset by approximately $335,000 in general and administrative expenses, $30,000 in general and administrative expenses – related party, franchise tax expense of $98,000 and approximately $1.0 million in offering costs associated with derivative warrant liabilities.

Contractual Obligations

Administrative Services Agreement

We entered into an agreement that provided that, on the date that ours securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay the Sponsor a total of $5,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended June 30, 2022 and 2021, we incurred expenses of $15,000 under this agreement. For the six months ended June 30, 2022 and 2021, we incurred expenses of $30,000 under this agreement. As of June 30, 2022 and December 31, 2021, we had $90,000 and $60,000, respectively, outstanding for services in connection with such agreement included in accounts payable on the accompanying condensed balance sheets.

Our officers or directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or us or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There were no such expenses incurred for the six months ended June 30, 2022 or 2021 and there was no outstanding balance as of December 31, 2021.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering have been estimated using a Monte Carlo simulation model in a risk-neutral framework. The initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the Private Placement Warrants has subsequently been determined using the listed price of the Public Warrants, as the Company has determined that the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. As such, the fair value of the Public Warrants and the Private Placement Warrants have been determined using listed prices in an active market as of June 30, 2022 and December 31, 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,791,167 Class A common stock in the calculation of diluted per share, because in the calculation of diluted per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net per share is the same as basic net per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B common stock that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s condensed financial statements

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.  Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and in our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 15, 2022	ONE EQUITY PARTNERS OPEN WATER I CORP.

	By:	/s/ R. Todd Bradley
	Name:	R. Todd Bradley
	Title:	Chief Executive Officer