Form 10-Q
period 2022-09-30
One Equity Partners Open Water I Corp.
filed 2022-11-14
CIK 1824677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ONE EQUITY PARTNERS OPEN WATER I CORP.

Form 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

ONE EQUITY PARTNERS OPEN WATER I CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$291,558	$907,893
Prepaid expenses	701,102	908,774
Total current assets	992,660	1,816,667
Investments held in Trust Account	346,289,593	345,043,249
Total Assets	$347,282,253	$346,859,916

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$457,206	$423,124
Accrued expenses	364,240	392,423
Income tax payable	198,175	—
Franchise tax payable	62,842	200,000
Total current liabilities	1,082,463	1,015,547
Derivative warrant liabilities	1,601,210	10,140,970
Deferred underwriting commissions	12,075,000	12,075,000
Total liabilities	14,758,673	23,231,517

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 34,500,000 shares at redemption value of approximately $10.02 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	345,648,217	345,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; no non-redeemable shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(13,125,500)	(21,372,464)
Total stockholders’ deficit	(13,124,637)	(21,371,601)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$347,282,253	$346,859,916

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$142,318	$69,428	$504,547	$404,596
General and administrative expenses - related party	15,000	15,000	45,000	45,000
Franchise tax expense	50,000	49,863	143,201	147,447
Loss from operations	(207,318)	(134,291)	(692,748)	(597,043)
Other income (expenses):
Offering costs associated with derivative warrant liabilities	—	—	—	(1,011,102)
Change in fair value of derivative warrant liabilities	355,820	4,625,700	8,539,760	15,530,400
Income from investments held in Trust Account	1,081,492	7,374	1,246,344	34,675
Income before income taxes	1,229,994	4,498,783	9,093,356	13,956,930
Income tax expense	(216,046)	—	(198,175)	—
Net income	$1,013,948	$4,498,783	$8,895,181	$13,956,930

Weighted average shares outstanding of Class A common stock, basic and diluted	34,500,000	34,500,000	34,500,000	31,340,659
Basic and diluted net income per share, Class A common stock	$0.02	$0.10	$0.21	$0.35
Weighted average shares outstanding of Class B common stock, basic	8,625,000	8,625,000	8,625,000	8,521,978
Weighted average shares outstanding of Class B common stock, diluted	8,625,000	8,625,000	8,625,000	8,625,000
Basic net income per share, Class B common stock	$0.02	$0.10	$0.21	$0.35
Diluted net income per share, Class B common stock	$0.02	$0.10	$0.21	$0.35

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	8,625,000	$863	$—	$(21,372,464)	$(21,371,601)
Net income	—	—	—	—	—	4,090,620	4,090,620
Balance — March 31, 2022	—	—	8,625,000	863	—	(17,281,844)	(17,280,981)
Net income	—	—	—	—	—	3,790,613	3,790,613
Balance - June 30, 2022	—	—	8,625,000	863	—	(13,491,231)	(13,490,368)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(648,217)	(648,217)
Net income	—	—	—	—	—	1,013,948	1,013,948
Balance – September 30, 2022	—	$—	8,625,000	$863	$—	$(13,125,500)	$(13,124,637)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	8,625,000	$863	$24,137	$(6,209)	$18,791
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(24,137)	(36,062,876)	(36,087,013)
Net income	—	—	—	—	—	13,313,350	13,313,350
Balance - March 31, 2021	—	—	8,625,000	863	—	(22,755,735)	(22,754,872)
Net loss	—	—	—	—	—	(3,855,203)	(3,855,203)
Balance - June 30, 2021	—	—	8,625,000	863	—	(26,610,938)	(26,610,075)
Net income	—	—	—	—	—	4,498,783	4,498,783
Balance - September 30, 2021	—	$—	8,625,000	$863	$—	$(22,112,155)	$(22,111,292)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONE EQUITY PARTNERS OPEN WATER I CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$8,895,181	$13,956,930
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	—	1,011,102
Change in fair value of derivative warrant liabilities	(8,539,760)	(15,530,400)
Income from investments held in Trust Account	(1,246,344)	(34,675)
Changes in operating assets and liabilities:
Prepaid expenses	207,672	(986,289)
Accounts payable	34,082	309,547
Accrued expenses	(28,183)	(252,320)
Income tax payable	198,175	—
Franchise tax payable	(137,158)	147,448
Net cash used in operating activities	(616,335)	(1,378,657)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds of note payable to related party	—	8,000
Repayment of note payable to related party	—	(120,400)
Proceeds received from initial public offering, gross	—	345,000,000
Proceeds received from private placement	—	9,436,750
Offering costs paid	—	(7,043,863)
Net cash provided by financing activities	—	347,280,487

Net change in cash	(616,335)	901,830

Cash - beginning of the period	907,893	54,640
Cash - end of the period	$291,558	$956,470

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$346,493
Offering costs included in accrued expenses	$—	$70,000
Offering costs paid by related party under promissory note	$—	$5,000
Deferred underwriting commissions in connection with the initial public offering	$—	$12,075,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below,and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $292,000 in its operating bank account and working capital of approximately $171,000 (not taking into account approximately $261,000 in tax obligations that may be paid using investment income classified in the Trust Account).

Interest income on the balance in the Trust Account may be used by the Company to pay franchise and income tax obligations. Through September 30, 2022, the Company has not withdrawn any interest earned on the Trust Account to pay franchise or income tax obligations. The Company intends to use substantially all of the funds held in the Trust Account to complete the initial Business Combination and to pay the expenses relating thereto. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete the initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.The Company’s liquidity needs through the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $120,000 under the Note (Note 4). The Company repaid the Note in full on January 29, 2021. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering have been estimated using a Monte Carlo simulation model in a risk-neutral framework. The initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the Private Placement Warrants has subsequently been determined using the listed price of the Public Warrants, as the Company has determined that the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. As such, the fair value of the Public Warrants and the Private Placement Warrants have been determined using listed prices in an active market as of September 30, 2022 and December 31, 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net does not income (loss) per share consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,791,167 Class A common stock in the calculation of diluted per share, because in the calculation of diluted per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net per share is the same as basic net per share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B common stock that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of common stock:

	For The Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income	$811,158	$202,790	$3,599,026	$899,757
Denominator:
Basic and diluted weighted average common stock outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income per common stock	$0.02	$0.02	$0.10	$0.10

	For The Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, basic	$7,116,145	$1,779,036	$10,973,167	$2,983,763
Allocation of net income, diluted	$7,116,145	$1,779,036	$10,944,881	$3,012,049
Denominator:
Weighted average common stock outstanding, basic	34,500,000	8,625,000	31,340,659	8,521,978
Weighted average common stock outstanding, diluted	34,500,000	8,625,000	31,340,659	8,625,000
Net income per common stock, basic	$0.21	$0.21	$0.35	$0.35
Net income per common stock, diluted	$0.21	$0.21	$0.35	$0.35

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Administrative Services Agreement

The Company entered into an agreement that provided that, on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $5,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $15,000 under this agreement. For the nine months ended September 30, 2022 and 2021, the Company incurred expenses of $45,000 under this agreement. As of September 30, 2022 and December 31, 2021, the Company had $105,000 and $60,000, respectively, outstanding for services in connection with such agreement included in accounts payable on the accompanying condensed balance sheets.

The Company’s officers or directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There were no such expenses incurred for the nine months ended September 30, 2022 or 2021 and there was no outstanding balance as of December 31, 2021.

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

Note 6 — Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$345,000,000
Less:
Fair value of Public Warrants at issuance	(17,480,000)
Offering costs allocated to Class A common stock subject to possible redemption	(18,607,013)
Plus:
Increase in redemption value on Class A common stock subject to possible redemption amount	36,087,013
Class A common stock subject to possible redemption, December 31, 2021	345,000,000
Increase in redemption value on Class A common stock subject to possible redemption amount	648,217
Class A common stock subject to possible redemption, September 30, 2022	$345,648,217

Note 7 - Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock—The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 345,000,000 shares of Class A common stock issued or outstanding. All shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Common Stock—The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding (see Note 3).

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

Note 8—Warrants Liabilities

As of September 30, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 6,291,167 Private Placement Warrants outstanding.

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

ONE EQUITY PARTNERS OPEN WATER I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022
		Significant
		Other	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$346,289,593	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$1,035,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$566,210	$—

December 31, 2021
		Significant
		Other	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$345,043,249	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$6,555,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$3,585,970	$—

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in March 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in March 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no transfers to/from Levels 1, 2, and 3 during the nine months ended September 30, 2022.

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

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	26,916,750
Transfer of Public Warrants to Level 1	(17,480,000)
Transfer of Private Placement Warrants to Level 2	(9,436,750)
Change in fair value of derivative warrant liabilities	—
Derivative warrant liabilities at September 30, 2021	$—

Note 10 — Subsequent Events

On November 10, 2022, the Company filed a definitive proxy statement to seek stockholder approval to adopt amendments to its Amended and Restated Certificate of Incorporation to allow the Company to redeem all of its outstanding public shares and liquidate no later than December 30, 2022, in advance of the automatic termination date in its current Certificate of Incorporation of January 26, 2023.

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $292,000 in its operating bank account, and working capital of approximately $171,000 (not taking into account approximately $261,000 in tax obligations that may be paid using investment income classified in the Trust Account).

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $1.0 million, which consisted of approximately $356,000 of non-operating gain resulting from the change in fair value of derivative warrant liabilities, approximately $1.1 million of income from investments held in trust account, offset by approximately $216,000 in income tax expense, approximately $142,000 in general and administrative expenses, $15,000 in general and administrative expenses – related party, and franchise tax expense of approximately $50,000.

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

For the nine months ended September 30, 2022, we had net income of approximately $8.9 million, which consisted of approximately $8.5 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities, approximately $1.2 million of income from investments held in trust account, offset by approximately $198,000 in income tax expense, approximately $505,000 in general and administrative expenses, $45,000 in general and administrative expenses – related party, and franchise tax expense of approximately $143,000.

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

Contractual Obligations

Administrative Services Agreement

We entered into an agreement that provided that, on the date that ours securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay the Sponsor a total of $5,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended September 30, 2022 and 2021, we incurred expenses of $15,000 under this agreement. For the nine months ended September 30, 2022 and 2021, we incurred expenses of $45,000 under this agreement. As of September 30, 2022 and December 31, 2021, we had $105,000 and $60,000, respectively, outstanding for services in connection with such agreement included in accounts payable on the accompanying condensed balance sheets.

Our officers or directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or us or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There were no such expenses incurred for the nine months ended September 30, 2022 or 2021 and there was no outstanding balance as of December 31, 2021.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering have been estimated using a Monte Carlo simulation model in a risk-neutral framework. The initial fair value of the Private Placement Warrants has been measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the Private Placement Warrants has subsequently been determined using the listed price of the Public Warrants, as the Company has determined that the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. As such, the fair value of the Public Warrants and the Private Placement Warrants have been determined using listed prices in an active market as of September 30, 2022 and December 31, 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,791,167 Class A common stock in the calculation of diluted per share, because in the calculation of diluted per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net per share is the same as basic net per share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Recent Events

On November 10, 2022, the Company filed a definitive proxy statement to seek stockholder approval to adopt amendments to its Amended and Restated Certificate of Incorporation to allow the Company to redeem all of its outstanding public shares and liquidate no later than December 30, 2022, in advance of the automatic termination date in its current Certificate of Incorporation of January 26, 2023.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2022	ONE EQUITY PARTNERS OPEN WATER I CORP.

	By:	/s/ R. Todd Bradley
	Name:	R. Todd Bradley
	Title:	Chief Executive Officer